Form 10-Q
period 2019-09-30
Act II Global Acquisition Corp.
filed 2019-11-08
CIK 1753706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-38880

Act II Global Acquisition Corp.
(Exact name of registrant as specified in its charter)

Cayman Islands	34-4101973
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Ellenoff Grossman & Schole LLP 1345 Avenue of the Americas, 11 th Floor New York, NY 10105
(Address of Principal Executive Offices, including zip code)

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

As of November 8, 2019, there were 30,000,000 Class A ordinary shares, $0.0001 par value per share, and 7,500,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

ACT II GLOBAL ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

ACT II GLOBAL ACQUISITION CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2019

(Unaudited)

ASSETS
Current assets
Cash	$1,164,663
Prepaid expenses	64,340
Total Current Assets	1,229,003

Marketable securities held in Trust Account	303,002,563
Total Assets	$304,231,566

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities – Accrued expenses	$15,000
Total Current Liabilities	15,000

Deferred underwriting fees payable	11,280,000
Total Liabilities	11,295,000

Commitments (Note 6)

Ordinary shares subject to possible redemption, 28,508,330 shares at redemption value	287,936,565

Shareholders’ Equity
Preference shares, $0.0001 par value; 2,000,000 shares authorized, none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,491,670 shares issued and outstanding (excluding 28,508,330 shares subject to possible redemption)	149
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,500,000 shares issued and outstanding	750
Additional paid in capital	2,223,181
Retained earnings	2,775,921
Total Shareholders’ Equity	5,000,001
Total Liabilities and Shareholders’ Equity	$304,231,566

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACT II GLOBAL ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019

Operating costs	$130,971	$226,642
Loss from operations	(130,971)	(226,642)

Other income:
Interest income	1,798,866	2,970,867
Unrealized gain (loss) on marketable securities held in Trust Account	(174,086)	31,696
Other income, net	1,624,780	3,002,563

Net Income	$1,493,809	$2,775,921

Weighted average shares outstanding, basic and diluted (1)	8,986,675	8,176,576

Basic and diluted net loss per ordinary share (2)	$(0.01)	$(0.01)

(1)	Excludes an aggregate of 28,508,330 shares subject to possible redemption at September 30, 2019 (see Note 7).
(2)	Net loss per ordinary share – basic and diluted excludes income attributable to ordinary shares subject to possible redemption of $1,544,028 and $2,853,336 for the three and nine months ended September 30, 2019, respectively. (see Note 2)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACT II GLOBAL ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid	Retained Earnings/ (Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit)	Equity
Balance – January 1, 2019	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor (1)	—	—	7,503,750	750	24,250	—	25,000

Net loss	—	—	—	—	—	(15,517)	(15,517)

Balance – March 31, 2019 (unaudited)	—	—	7,503,750	750	24,250	(15,517)	9,483

Sale of 30,000,000 Units, net of underwriting discounts and offering expenses	30,000,000	3,000	—	—	283,382,645	—	283,385,645

Sale of 6,750,000 Private Placement Warrants	—	—	—	—	6,750,000	—	6,750,000

Forfeiture of Founder Shares	—	—	(3,750)	—	—	—	—

Ordinary shares subject to possible redemption	(28,513,325)	(2,851)	—	—	(286,439,905)	—	(286,442,756)

Net income	—	—	—	—	—	1,297,629	1,297,629

Balance – June 30, 2019 (unaudited)	1,486,675	149	7,500,000	750	3,716,990	1,282,112	5,000,001

Change in value of ordinary shares subject to possible redemption	4,995	—	—	—	(1,493,809)	—	(1,493,809)

Net income	—	—	—	—	—	1,493,809	1,493,809

Balance – September 30, 2019 (unaudited)	1,491,670	$149	7,500,000	$750	$2,223,181	$2,775,921	$5,000,001

(1)	Included an aggregate of up to 978,750 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACT II GLOBAL ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2019

(Unaudited)

Cash Flows from Operating Activities:
Net income	$2,775,921
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(31,696)
Interest earned on marketable securities held in Trust Account	(2,970,867)
Changes in operating assets and liabilities:
Prepaid expenses	(64,340)
Accrued expenses	15,000
Net cash used in operating activities	(275,982)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(300,000,000)
Net cash used in investing activities	(300,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	294,780,000
Proceeds from sale of Private Placement Warrants	6,750,000
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds from promissory note - related party	274,178
Repayment of promissory note – related party	(274,178)
Payment of offering costs	(114,355)
Net cash provided by financing activities	301,440,645

Net Change in Cash	1,164,663
Cash – Beginning	—
Cash – Ending	$1,164,663

Non-Cash Investing and Financing Activities:
Initial classification of ordinary shares subject to possible redemption	$285,145,870
Change in value of ordinary shares subject to possible redemption	2,790,695
Deferred underwriting fee	$11,280,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACT II GLOBAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

All activity for the period from January 1, 2019 (commencement of operations) through September 30, 2019 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and the Company’s search for a target business with which to complete a Business Combination.

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

Following the closing of the Initial Public Offering on April 30, 2019, an amount of $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), which have been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of the Business Combination or (ii) the Company’s failure to consummate a Business Combination within the prescribed time.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Sponsor has agreed that it will be liable to the Company under certain circumstances if and to the extent any claims by such persons reduce the amount of funds in the Trust Account below a specified threshold. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations. Therefore, the Sponsor may not be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses as well as any taxes.

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

SEPTEMBER 30, 2019

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on April 29, 2019, as well as the Company’s Current Report on Form 8-K , as filed with the SEC on May 6, 2019. The interim results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future periods.

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

SEPTEMBER 30, 2019

(Unaudited)

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2019.

Marketable securities held in Trust Account

At September 30, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

Net loss per ordinary share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at September 30, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 21,750,000 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants into ordinary shares is contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

Reconciliation of net loss per ordinary share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Net income	$1,493,809	$2,775,921
Less: Income attributable to ordinary shares subject to possible redemption	(1,544,028)	(2,853,336)
Adjusted net loss	$(50,219)	$(77,415)

Weighted average shares outstanding, basic and diluted	8,986,675	8,176,576

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)

ACT II GLOBAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2019, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements”, approximates the carrying amounts represented in the accompanying condensed financial statements, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 30,000,000 Units, inclusive of 3,900,000 Units sold to the underwriters upon the election to partially exercise their over-allotment option, at a price of $10.00 per Unit. Each Unit consists of one Class A Share and one-half of one Warrant. Each whole warrant entitles the holder to purchase one Class A Share at a price of $11.50 per share. The Warrants will become exercisable on the later of 30 days after completion of the Business Combination or 12 months from the closing of the Initial Public Offering and will expire five years from the completion of the Business Combination or earlier upon redemption or liquidation. The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days’ notice, only in the event that the last sale price of the Class A Shares is at least $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which notice of redemption is given. The Company will not redeem the Warrants unless a registration statement under the Securities Act covering the Class A Shares issuable upon exercise of the Warrants is effective and a current prospectus relating to those shares is available throughout the 30 day redemption period, unless the Warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If the Company redeems the Warrants as described above, management will have the option to require all holders that wish to exercise their Warrants to do so on a cashless basis; provided that an exemption from registration is available. No Warrants will be exercisable for cash unless the Company has an effective registration statement covering the Class A Shares issuable upon exercise of the Warrants and a current prospectus relating to such shares. If the shares issuable upon exercise of the Warrants are not registered under the Securities Act, holders will be permitted to exercise their Warrants on a cashless basis. However, no Warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any Class A Shares to holders seeking to exercise their Warrants, unless the issuance of the Class A Shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available.

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

ACT II GLOBAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on April 25, 2019 through the earlier of the consummation of a Business Combination or the Company’s liquidation, it will pay an aggregate of $10,000 per month to the Sponsor for office space, administrative and support services. The Company’s Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on their behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on behalf of the Company. For the three and nine months ended September 30, 2019, the Company incurred $30,000 and $50,000 in fees for these services.

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

ACT II GLOBAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 2,000,000 preference shares with a par value of $0.0001. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the Ordinary Shares and could have anti-takeover effects. At September 30, 2019, there were no preference shares issued or outstanding.

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

At September 30, 2019, there were 1,491,670 Class A Shares issued and outstanding, excluding 28,508,330 Class A Shares subject to possible redemption. At September 30, 2019, there were 7,500,000 Class B Shares issued and outstanding.

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

The Founder Shares are identical to the Class A Shares included in the Units sold in the Initial Public Offering, except that the Founder Shares (i) have the voting rights described above, (ii) are subject to certain transfer restrictions described below and (iii) are convertible into Class A Shares on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained therein, (iv) certain registration rights. The Founder Shares may not be transferred, assigned or sold until the earlier of (i) one year after the completion of the Business Combination and (ii) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the Business Combination that results in all of the Public Shareholders having the right to exchange their Class A Shares for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of the Class A Shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 -trading day period commencing at least 150 days after the Business Combination, the Founder Shares will be released from the lock-up.

ACT II GLOBAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2019
Assets:
Marketable securities held in Trust Account	1	$303,002,563

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2019 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the Company’s search for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2019, we had net income of $1,493,809, which consists of interest income on marketable securities held in the Trust Account of $1,798,866, offset by an unrealized loss on marketable securities held in the Trust Account of $174,086 and operating costs of $130,971.

For the nine months ended September 30, 2019, we had net income of $2,775,921, which consists of interest income on marketable securities held in the Trust Account of $2,970,867 and an unrealized gain on marketable securities held in the Trust Account of $31,696, offset by operating costs of $226,642.

Liquidity and Capital Resources

As of September 30, 2019, we had cash of $1,164,663. Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans from our Sponsor.

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

For the nine months ended September 30, 2019, cash used in operating activities was $275,982. Net income of $2,775,921 was offset by interest earned on marketable securities held in the Trust Account of $2,970,867, an unrealized gain on marketable securities of $31,696 and changes in operating assets and liabilities, which used of $49,340 of cash.

As of September 30, 2019, we had cash and marketable securities held in the Trust Account of $303,002,563. We may withdraw interest to pay our income taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net income (loss) per ordinary share

We apply the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income (loss) per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2019, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ACT II GLOBAL ACQUISITION CORP.

Date: November 8, 2019		/s/ John Carroll
	Name:	John Carroll
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2019		/s/ Ira J. Lamel
	Name:	Ira J. Lamel
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)