Form 10-Q
period 2020-03-31
Act II Global Acquisition Corp.
filed 2020-05-15
CIK 1753706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-38880

Act II Global Acquisition Corp.
(Exact name of registrant as specified in its charter)

Cayman Islands	34-4101973
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

745 5th Avenue New York, New York 10151
(Address of Principal Executive Offices, including zip code)

(212) 335-4500
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

As of May 15, 2020, there were 30,000,000 Class A ordinary shares, $0.0001 par value per share, and 7,500,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

ACT II GLOBAL ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

ACT II GLOBAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$583,196	$1,005,831
Prepaid expenses	103,668	65,714
Total Current Assets	686,864	1,071,545

Security deposit	38,000	38,000
Right of use asset	266,640	—
Marketable securities held in Trust Account	305,037,224	304,283,025
Total Assets	$306,028,728	$305,392,570

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$195,161	$19,781
Operating lease liability	217,013	—
Total Current Liabilities	412,174	19,781

Operating lease liability, net of current portion	64,505	—
Deferred underwriting fees payable	11,280,000	11,280,000
Total Liabilities	11,756,679	11,299,781

Commitments (Note 7)

Ordinary shares subject to possible redemption, 28,449,516 and 28,502,357 shares at redemption value as of March 31, 2020 and December 31, 2019, respectively	289,272,046	289,092,780

Shareholders’ Equity
Preference shares, $0.0001 par value; 2,000,000 shares authorized, none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,550,484 and 1,497,643 shares issued and outstanding (excluding 28,449,516 and 28,502,357 shares subject to possible redemption) as of March 31, 2020 and December 31, 2019, respectively	155	150
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,500,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019	750	750
Additional paid in capital	887,694	1,066,965
Retained earnings	4,111,404	3,932,144
Total Shareholders’ Equity	5,000,003	5,000,009
Total Liabilities and Shareholders’ Equity	$306,028,728	$305,392,570

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACT II GLOBAL ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Operating costs	$574,939	$15,517
Loss from operations	(574,939)	(15,517)

Other income:
Interest income	754,199	—

Net Income (Loss)	$179,260	$(15,517)

Weighted average shares outstanding, basic and diluted (1)	8,997,643	6,525,000

Basic and diluted net loss per ordinary share (2)	$(0.06)	$(0.00)

(1)	Excludes an aggregate of 28,449,516 shares subject to possible redemption at March 31, 2020. At March 31, 2019, excluded an aggregate of 978,750 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full (see Note 9).
(2)	Net loss per ordinary share – basic and diluted excludes income attributable to ordinary shares subject to possible redemption of $715,207 for the three months ended March 31, 2020 (see Note 3).

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACT II GLOBAL ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Earnings	Equity
Balance – January 1, 2020	1,497,643	$150	7,500,000	$750	$1,066,965	$3,932,144	$5,000,009

Change in value of ordinary shares subject to possible redemption	52,841	5	—	—	(179,271)	—	(179,266)

Net income	—	—	—	—	—	179,260	179,260

Balance – March 31, 2020	1,550,484	$155	7,500,000	$750	$887,694	$4,111,404	$5,000,003

THREE MONTHS ENDED MARCH 31, 2019

	Ordinary Shares		Additional Paid	Accumulated	Total Shareholder’s
	Shares	Amount	in Capital	Deficit	Equity
Balance – January 1, 2019	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor (1)	7,503,750	750	24,250	—	25,000

Net loss	—	—	—	(15,517)	(15,517)

Balance – March 31, 2019	7,503,750	$750	$24,250	$(15,517)	$9,483

(1)	Included an aggregate of up to 978,750 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full (see Note 9).

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACT II GLOBAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$179,260	$(15,517)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(754,199)	—
Amortization of right of use asset	33,878	—
Changes in operating assets and liabilities:
Prepaid expenses	(56,954)	—
Accrued expenses	175,380	—
Net cash used in operating activities	(422,635)	(15,517)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds from promissory note - related party	—	150,803
Payment of offering costs	—	(127,277)
Net cash provided by financing activities	—	48,526

Net Change in Cash	(422,635)	33,009
Cash – Beginning	1,005,831	—
Cash – Ending	$583,196	$33,009

Non-Cash Investing and Financing Activities:
Change in value of ordinary shares subject to possible redemption	$179,266	$—
Right of use asset acquired through lease liability	$297,723	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

ACT II GLOBAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

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

All activity for the period from January 1, 2019 (commencement of operations) through March 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, the Company’s search for a target business with which to complete a Business Combination and activities in connection with the pending acquisition (see Note 8).

The registration statements for the Company’s Initial Public Offering were declared effective on April 25, 2019. On April 30, 2019, the Company consummated the Initial Public Offering of 30,000,000 units, inclusive of 3,900,000 units sold to the underwriters upon the election to partially exercise their over-allotment option (the “Units” and, with respect to the ordinary shares included in the Units sold, the “public shares”) at $10.00 per Unit, generating gross proceeds of $300,000,000, which is described in Note 4. Each Unit consists of one of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A Shares”), and one-half of one warrant (the “Warrants”). Each whole warrant entitles the holder to purchase one Class A Share.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,750,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Act II Global Sponsor LLC (the “Sponsor”), generating gross proceeds of $6,750,000, which is described in Note 5.

Transaction costs amounted to $16,614,355, consisting of $5,220,000 of underwriting fees, $11,280,000 of deferred underwriting fees and $114,355 of other offering costs. The underwriters reimbursed the Company $470,000 at the closing of the Initial Public Offering for certain offering expenses, of which such amount was offset against other offering expenses and recorded as a credit to additional paid in capital. In addition, at March 31, 2020, cash of $583,196 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

MARCH 31, 2020

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

The NASDAQ rules require that the Business Combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting fees as discussed below, and taxes payable on interest earned) at the time of the Company signing a definitive agreement in connection with the Business Combination.

If the Company has not completed a Business Combination by April 30, 2021, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In the event of a liquidation, the Public Shareholders will be entitled to receive a full pro rata interest in the Trust Account (initially anticipated to be approximately $10.00 per share, plus any pro rata interest earned on the Trust Fund not previously released to the Company and less up to $100,000 of interest to pay dissolution expenses). There will be no redemption rights or liquidating distributions with respect to the Founder Shares (as defined in Note 9) or the Private Placement Warrants, which will expire worthless if the Company fails to complete a Business Combination by April 30, 2021.

NOTE 2. LIQUIDITY AND GOING CONCERN

As of March 31, 2020, the Company had $583,196 in cash, $305,037,224 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of $274,690.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through April 30, 2021, the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

ACT II GLOBAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 30, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

Emerging growth company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company, which is neither an emerging growth company nor an emerging growth company, which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2020 and December 31, 2019.

Marketable securities held in Trust Account

At March 31, 2020, the assets held in the Trust Account were substantially held in money market funds, which are invested in U.S. Treasury securities. At December 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

ACT II GLOBAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Lease Agreement

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), followed in July 2018 by ASU 2018-10, Codification Improvements to Topic 842 Leases, and ASU 2018-11, Leases (Topic 842): Targeted Improvements. Under the new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The guidance was effective for all public business entities.

The Company determines if an arrangement is a lease at inception of the arrangement. Once it is determined that an arrangement is, or contains, a lease, that determination should only be reassessed if the legal arrangement is modified. Changes to assumptions such as market-based factors do not trigger a reassessment. Determining whether a contract contains a lease requires judgement. In general, arrangements are considered to be a lease when all of the following apply:

●	it conveys the right to control the use of an identified asset for a period of time in exchange for consideration;
●	we have substantially all economic benefits from the use of the asset; and
●	we can direct the use of the identified asset.

The terms of a lease arrangement determine how a lease is classified and the resulting income statement recognition. When the terms of a lease effectively transfer control of the underlying asset, the lease represents an in substance financed purchase (sale) of an asset and the lease is classified as a finance lease by the lessee and a sales-type lease by the lessor. When a lease does not effectively transfer control of the underlying asset to the lessee, but the lessor obtains a guarantee for the value of the asset from a third party, the lessor would classify a lease as a direct financing lease. All other leases are classified as operating leases.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

ACT II GLOBAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net loss per ordinary share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. Weighted average shares at March 31, 2019 were reduced for the effect of an aggregate of 978,750 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 9). The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at March 31, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 21,750,000 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants into ordinary shares is contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

Reconciliation of net loss per ordinary share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted net loss per ordinary share is calculated as follows:

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$179,260	$(15,517)
Less: Income attributable to ordinary shares subject to possible redemption	(715,207)	—
Adjusted net loss	$(535,947)	$(15,517)

Weighted average shares outstanding, basic and diluted	8,997,643	6,525,000

Basic and diluted net loss per ordinary share	$(0.06)	$(0.00)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,”, approximates the carrying amounts represented in the accompanying condensed financial statements, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed financial statements.

ACT II GLOBAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

NOTE 4. INITIAL PUBLIC OFFERING

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

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on April 25, 2019 through the earlier of the consummation of a Business Combination or the Company’s liquidation, it will pay an aggregate of $10,000 per month to the Sponsor for office space, administrative and support services. The Company’s Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on their behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on behalf of the Company. For the three months ended March 31, 2020, the Company incurred and paid $30,000 in fees for these services.

ACT II GLOBAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

NOTE 7. COMMITMENTS

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Underwriting Agreement

The underwriters are entitled to deferred fees of $11,280,000. The deferred fees will be forfeited by the underwriters solely in the event that the Company fails to complete a Business Combination, subject to the terms of the underwriting agreement.

Lease Agreement

On December 20, 2019, the Company entered into a sub-lease agreement providing the Company with office space. The sub-lease provided that the Company’s occupancy begins January 2020 with monthly rental payments $19,000 commencing May 1, 2020. The sub-lease terminates on July 13, 2021. As a result, the Company applied the provisions of ASU 2016-02 effective January 1, 2020. The application of ASU 2016-02 resulted in the Company recognizing a right-of-use asset of approximately $298,000 and a related lease liability of approximately $279,000. The right-of use-asset is being amortized as rent expense on a straight-line basis. The adoption ASU 2016-12 did not have a material effect on the Company’s results of operations or liquidity.

Components of lease expense for the three months ended March 31, 2020 are as follows:

Operating lease cost	$33,878
Total Rent Expense	$33,878

ACT II GLOBAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Future minimum lease payments as of March 31, 2020 are as follows:

Year ending December 31,
2020 (remaining)	$171,000
2021	122,234
Total future minimum lease payments	$293,234
Less: imputed interest	(11,716)
Present value of operating lease liabilities	$281,518

Other Information
Weighted-average remaining lease term for operating leases	15.5 months
Weighted-average discount rate for operating leases	6.0%

On February 12, 2020, the Company entered into a sub-lease agreement, pursuant to which it will receive lease payments in the amount of $5,000 per month commencing on May 1, 2020 through July 1, 2021.

Future minimum lease receivables as of March 31, 2020 are as follows:

Year ending December 31,
2020 (remaining)	$40,000
2021	32,500
Total future minimum lease receivables	$72,500

NOTE 8. PENDING ACQUISITION AND RELATED AGREEMENTS

Purchase Agreement

The Company is party to a purchase agreement dated December 19, 2019, as amended February 12, 2020 and May 8, 2020 (the “Agreement”), with Flavors Holdings Inc. (“Flavors Holdings”), MW Holdings I LLC (“MW Holdings I”), MW Holdings III LLC (“MW Holdings III”) and Mafco Foreign Holdings, Inc. (together with Flavors Holdings, MW Holdings I and MW Holdings III, the “Sellers”), and, for the purposes of Amendment No. 2 to the Agreement, Project Taste Intermediate LLC, in connection with the proposed purchase of all of the outstanding equity interests of Merisant Company (“Merisant”), Merisant Luxembourg (“Merisant Luxembourg”), Mafco Worldwide LLC (“Mafco Worldwide”), Mafco Shanghai LLC (“Mafco Shanghai”), EVD Holdings LLC (“EVD Holdings”), and Mafco Deutschland GmbH (together with Merisant, Merisant Luxembourg, Mafco Worldwide, Mafco Shanghai, and EVD Holdings, the “Transferred Entities”). Subject to the terms and conditions of the Agreement, at the closing (the “Closing”) of the transactions contemplated thereunder (the “Transactions”), the Sellers will sell, convey, assign, transfer and deliver to the Company (or its designee), and the Company (or its designee) will purchase, all of the issued and outstanding equity interests of the Transferred Entities and certain assets thereof, and assume certain liabilities included in the Transferred Assets and Liabilities (as defined in the Agreement), in each instance, free and clear of all liens (subject to certain exceptions set forth in the Agreement), in exchange, subject to the limitations set forth below, for the Cash Consideration and the Ordinary Shares Consideration (as defined below).

Pursuant to Amendment No. 2 to the Agreement, the Company assigned its rights under the Agreement to Project Taste Intermediate LLC, a newly-formed directly wholly-owned limited liability company subsidiary of the Company, such that, following the Closing, (i) the sole asset of the Company will be its membership interest in such subsidiary, and (ii) the subsidiary will own all of the equity interests of the Transferred Entities and hold all of the Transferred Assets and Liabilities.

Subject to the terms and conditions set forth in the Agreement, at the Closing, the Sellers will receive (i) $415,000,000 in cash (the “Base Cash Consideration”) (which, under certain conditions, may be reduced by the Company by up to $20,000,000 immediately prior to Closing in exchange for a dollar-for-dollar increase in the Ordinary Shares Consideration (as defined below)), plus or minus the Adjustment Amount (as defined in the Agreement) (the “Cash Consideration”), and (ii) that number of Class A ordinary shares of the Company (“Class A Ordinary Shares”) equal to the higher of (1) 2,500,000 or (2) the quotient of (x) the sum of $25,000,000 plus the amount, if any, by which the Base Cash Consideration is reduced by the Company in accordance with the terms of the Agreement, divided by (y) the lowest per share price at which Class A Ordinary Shares are sold by the Company to any person from and after the date of the Agreement but prior to, at or in connection with the Closing (the “Ordinary Shares Consideration”). The Agreement further provides the Company with the option, immediately prior to Closing, subject to certain conditions set forth in the Agreement and after (a) giving effect to the Private Placement (described below), any additional equity financing, and the Debt Financing (described below) and (b) taking into account all amounts held by the Company in trust, to reduce the Base Cash Consideration by the amount of funds necessary (up to $20,000,000) for the Company to pay (i) the Cash Consideration, (ii) any amounts paid in connection with the Warrant Amendment (described below), and (iii) the Transaction Costs (as defined in the Agreement) in exchange for a dollar-for-dollar increase in the Ordinary Shares Consideration.

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

ACT II GLOBAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Debt Financing

On December 19, 2019, in connection with entering into the Agreement, the Company entered into a commitment letter, as amended on May 8, 2020 (the “Commitment Letter”), with TD Securities (USA) LLC (“TDSL”), as left lead arranger and book runner, The Toronto-Dominion Bank, New York Branch (“TDNY”), and Toronto Dominion (Texas) LLC (“TDTX”) as administrative agent. Pursuant to the Commitment Letter, TDSL agreed to arrange and TDNY committed to provide the Company with (i) a senior secured term loan facility in the aggregate amount of up to $185,000,000 (the “Term Facility”) and (ii) a senior secured revolving credit facility of up to $50,000,000 (the “Revolving Facility,” and together with the Term Facility, the “Credit Facilities”). The proceeds of the Term Facility on the Closing Date (as defined in the Agreement) may be used (x) to fund the Transactions, and (y) to pay the fees, costs and expenses incurred in connection with the Transactions. Up to $5,000,000 of the proceeds of the Revolving Facility (which may be increased) may be used on the Closing Date for general corporate purposes and to backstop or replace letters of credit. The proceeds of the Revolving Facility after the Closing Date may be used for working capital and general corporate purposes, including for capital expenditures. The availability of the borrowings under the Credit Facilities is subject to the satisfaction of certain customary conditions, including the consummation of the Transactions.

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

Registration Statement

In connection with the proposed business combination and warrant amendment, the Company filed a Registration Statement on Form S-4 with the SEC, which was declared effective on May 13, 2020. The definitive proxy statement/prospectus is first being mailed to the Company’s shareholders and warrant holders on or about May 15, 2020.

NOTE 9. SHAREHOLDERS’ EQUITY

Preference Shares

The Company is authorized to issue 2,000,000 preference shares with a par value of $0.0001. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the Ordinary Shares and could have anti-takeover effects. At March 31, 2020 and December 31, 2019, there were no preference shares issued or outstanding.

ACT II GLOBAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

At March 31, 2020 and December 31, 2019, there were 1,550,484 and 1,497,643 Class A Shares issued and outstanding, excluding 28,449,516 and 28,502,357 Class A Shares subject to possible redemption, respectively. At March 31, 2020 and December 31, 2019, there were 7,500,000 Class B Shares issued and outstanding.

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

MARCH 31, 2020

(Unaudited)

NOTE 10. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$305,037,224	$304,283,025

NOTE 11. LEGAL PROCEEDINGS

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

Elstein v. Simon et al., Index No. 603599/2020 (Nassau Cnty. Mar. 6, 2020). By complaint filed March 6, 2020, a shareholder brought an individual and derivative suit with respect to the Business Combination. The plaintiff brings three derivative claims under Cayman Islands law: (I) breaches of fiduciary duties as to the individual director defendants; (II) failure to disclose material information regarding the Business Combination as to the individual director defendants; and (III) aiding and abetting director defendants’ breaches of fiduciary duties as to Flavors Holdings, also named as a defendant. The plaintiff alleges that the individual defendants breached their fiduciary duties by acting in their own self-interest in causing or facilitating the Business Combination agreement, that Flavors Holdings aided and abetted such breaches, and that such conflicts of interest and breaches, and other allegedly material information, were not disclosed to shareholders. The plaintiff also brings one direct negligent misrepresentation claim under New York common law alleging that the proxy statement filed on February 14, 2020, soliciting the shareholder vote contained false and misleading statements and omissions. The Company believes that these claims are without merit and will defend against them vigorously.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as disclosed in the notes to the condensed financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Recent Developments

PENDING ACQUISITION AND RELATED AGREEMENTS

Purchase Agreement

The Company is party to a purchase agreement dated December 19, 2019, as amended February 12, 2020 and May 8, 2020 (the “Agreement”), with Flavors Holdings Inc. (“Flavors Holdings”), MW Holdings I LLC (“MW Holdings I”), MW Holdings III LLC (“MW Holdings III”) and Mafco Foreign Holdings, Inc. (together with Flavors Holdings, MW Holdings I and MW Holdings III, the “Sellers”), and, for the purposes of Amendment No. 2 to the Agreement, Project Taste Intermediate LLC, in connection with the proposed purchase of all of the outstanding equity interests of Merisant Company (“Merisant”), Merisant Luxembourg (“Merisant Luxembourg”), Mafco Worldwide LLC (“Mafco Worldwide”), Mafco Shanghai LLC (“Mafco Shanghai”), EVD Holdings LLC (“EVD Holdings”), and Mafco Deutschland GmbH (together with Merisant, Merisant Luxembourg, Mafco Worldwide, Mafco Shanghai, and EVD Holdings, the “Transferred Entities”). Subject to the terms and conditions of the Agreement, at the closing (the “Closing”) of the transactions contemplated thereunder (the “Transactions”), the Sellers will sell, convey, assign, transfer and deliver to the Company (or its designee), and the Company (or its designee) will purchase, all of the issued and outstanding equity interests of the Transferred Entities and certain assets thereof, and assume certain liabilities included in the Transferred Assets and Liabilities (as defined in the Agreement), in each instance, free and clear of all liens (subject to certain exceptions set forth in the Agreement), in exchange, subject to the limitations set forth below, for the Cash Consideration and the Ordinary Shares Consideration (each as defined below).

Pursuant to Amendment No. 2 to the Agreement, the Company assigned its rights under the Agreement to Project Taste Intermediate LLC, a newly-formed directly wholly-owned limited liability company subsidiary of the Company, such that, following the Closing, (i) the sole asset of the Company will be its membership interest in such subsidiary, and (ii) the subsidiary will own all of the equity interests of the Transferred Entities and hold all of the Transferred Assets and Liabilities.

Subject to the terms and conditions set forth in the Agreement, at the Closing, the Sellers will receive (i) $415,000,000 in cash (the “Base Cash Consideration”) (which, under certain conditions, may be reduced by the Company by up to $20,000,000 immediately prior to Closing in exchange for a dollar-for-dollar increase in the Ordinary Shares Consideration (as defined below)), plus or minus the Adjustment Amount (as defined in the Agreement) (the “Cash Consideration”), and (ii) that number of Class A ordinary shares of the Company (“Class A Ordinary Shares”) equal to the higher of (1) 2,500,000 or (2) the quotient of (x) the sum of $25,000,000 plus the amount, if any, by which the Base Cash Consideration is reduced by the Company in accordance with the terms of the Agreement, divided by (y) the lowest per share price at which Class A Ordinary Shares are sold by the Company to any person from and after the date of the Agreement but prior to, at or in connection with the Closing (the “Ordinary Shares Consideration”). The Agreement further provides the Company with the option, immediately prior to Closing, subject to certain conditions set forth in the Agreement and after (a) giving effect to the Private Placement (described below), any additional equity financing, and the Debt Financing (described below) and (b) taking into account all amounts held by the Company in trust, to reduce the Base Cash Consideration by the amount of funds necessary (up to $20,000,000) for the Company to pay (i) the Cash Consideration, (ii) any amounts paid in connection with the Warrant Amendment (described below), and (iii) the Transaction Costs (as defined in the Agreement) in exchange for a dollar-for-dollar increase in the Ordinary Shares Consideration.

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

Debt Financing

On December 19, 2019, in connection with entering into the Agreement, the Company entered into a commitment letter, as amended on May 8, 2020 (the “Commitment Letter”), with TD Securities (USA) LLC (“TDSL”), as left lead arranger and book runner, The Toronto-Dominion Bank, New York Branch (“TDNY”), and Toronto Dominion (Texas) LLC (“TDTX”) as administrative agent. Pursuant to the Commitment Letter, TDSL agreed to arrange and TDNY committed to provide the Company with (i) a senior secured term loan facility in the aggregate amount of up to $185,000,000 (the “Term Facility”) and (ii) a senior secured revolving credit facility of up to $50,000,000 (the “Revolving Facility,” and together with the Term Facility, the “Credit Facilities”). The proceeds of the Term Facility on the Closing Date (as defined in the Agreement) may be used (x) to fund the Transactions, and (y) to pay the fees, costs and expenses incurred in connection with the Transactions. Up to $5,000,000 of the proceeds of the Revolving Facility (which may be increased) may be used on the Closing Date for general corporate purposes and to backstop or replace letters of credit. The proceeds of the Revolving Facility after the Closing Date may be used for working capital and general corporate purposes, including for capital expenditures. The availability of the borrowings under the Credit Facilities is subject to the satisfaction of certain customary conditions, including the consummation of the Transactions.

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

Registration Statement

In connection with the proposed business combination and warrant amendment, the Company filed a Registration Statement on Form S-4 with the SEC, which was declared effective on May 13, 2020. The definitive proxy statement/prospectus is first being mailed to the Company’s shareholders and warrant holders on or about May 15, 2020.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, the Company’s search for a target business with which to complete a Business Combination and activities in connection with the proposed Transactions. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2020, we had net income of $179,260, which consists of interest income on marketable securities held in the Trust Account of $754,199, offset by operating costs of $574,939.

For the three months ended March 31, 2019, we incurred a net loss of $15,517, which consisted of operating costs.

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

For the three months ended March 31, 2020, cash used in operating activities was $422,635. Net income of $179,260 was impacted by interest earned on marketable securities held in the Trust Account of $754,199, amortization of right of use asset of $33,878 and changes in operating assets and liabilities, which provided $118,426 of cash.

As of March 31, 2020, we had cash and marketable securities held in the Trust Account of $305,037,224. We may withdraw interest to pay our income taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting fees) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2020, we had cash of $583,196. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

We will need to raise additional capital through loans or additional investments from our Sponsor, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, or long-term liabilities, other than: (a) an agreement to pay the Sponsor a monthly fee of $10,000 for office space, and administrative and support services, provided to the Company. We began incurring these fees on April 25, 2019 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation; and (b) a sub-lease agreement providing the Company with office space. The sub-lease provided that the Company’s occupancy begins January 2020 with monthly rental payments of $19,000 commencing May 1, 2020. The sub-lease terminates on July 13, 2021.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Elstein v. Simon et al., Index No. 603599/2020 (Nassau Cnty. Mar. 6, 2020). By complaint filed March 6, 2020, a shareholder brought an individual and derivative suit with respect to the Business Combination. The plaintiff brings three derivative claims under Cayman Islands law: (I) breaches of fiduciary duties as to the individual director defendants; (II) failure to disclose material information regarding the Business Combination as to the individual director defendants; and (III) aiding and abetting director defendants’ breaches of fiduciary duties as to Flavors Holdings, also named as a defendant. The plaintiff alleges that the individual defendants breached their fiduciary duties by acting in their own self-interest in causing or facilitating the Business Combination agreement, that Flavors Holdings aided and abetted such breaches, and that such conflicts of interest and breaches, and other allegedly material information, were not disclosed to shareholders. The plaintiff also brings one direct negligent misrepresentation claim under New York common law alleging that the proxy statement filed on February 14, 2020, soliciting the shareholder vote contained false and misleading statements and omissions. We believe that these claims are without merit and will defend against them vigorously.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 30, 2020. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Amendment No.1 to Purchase Agreement, dated as of February 12, 2020 by and among the Company, Flavors Holdings Inc., MW Holdings I LLC, MW Holdings III LLC and Mafco Foreign Holdings, Inc. (1)
2.2	Amendment No. 2 to Purchase Agreement, dated as of May 8, 2020, by and among the Company, Flavors Holdings Inc., MW Holdings I LLC, MW Holdings III LLC, Mafco Foreign Holdings, Inc., and Project Taste Intermediate LLC (4)
3.1	Amended and Restated Memorandum and Articles of Association (5)
10.1	Amendment No.1 to Sponsor Support Agreement, dated as of February 12, 2020, by and among the Company, Act II Global LLC, Flavors Holdings Inc., MW Holdings I LLC, MW Holdings III LLC, Mafco Foreign Holdings, Inc. and the other individual parties thereto (2)
10.2	Subscription Agreement, dated as of February 12, 2020, by and between the Company and the signatories thereto (3)
10.3	Commitment Letter Consent Letter, dated May 8, 2020, by and among the Company, The Toronto-Dominion Bank, New York Branch, TD Securities (USA) LLC, and Toronto Dominion (Texas) LLC (6)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on February 13, 2020
(2)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on February 13, 2020.
(3)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on February 13, 2020.
(4)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on May 11, 2020.
(5)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on May 1, 2019.
(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on May 11, 2020.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACT II GLOBAL ACQUISITION CORP.

Date: May 15, 2020		/s/ John Carroll
	Name:	John Carroll
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2020		/s/ Ira J. Lamel
	Name:	Ira J. Lamel
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)