Form 10-Q
period 2020-06-30
Whole Earth Brands, Inc.
filed 2020-08-14
CIK 1753706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File No. 001-38880

Whole Earth Brands, Inc.

(Exact name of registrant as specified in its charter)

Delaware	38-4101973
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
125 S. Wacker Drive, Suite 3150 Chicago, Illinois	60606
(Address of Principal Executive Offices)	(Zip Code)

(312) 840-6000

(Registrant’s telephone number, including area code)

Act II Global Acquisition Corp.

745 5th Avenue

New York, New York 10151

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	FREE	The NASDAQ Stock Market LLC
Warrants to purchase one-half of one share of common stock	FREEW	The NASDAQ Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of August 14, 2020, there were 38,426,669 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

WHOLE EARTH BRANDS, INC.

(f/k/a ACT II GLOBAL ACQUISITION CORP.)

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements.

Whole Earth Brands, Inc.

Condensed Consolidated Financial Statements (unaudited)

For the Quarter Ended June 30, 2020

Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2020 (Successor) and December 31, 2019 (Predecessor)	5

Condensed Consolidated Statements of Operations for periods June 26, 2020 through June 30, 2020 (Successor), April 1, 2020 through June 25, 2020 (Predecessor), January 1, 2020 through June 25, 2020 (Predecessor), and the three and six months ended June 30, 2019 (Predecessor)	6

Condensed Consolidated Statements of Comprehensive (Loss) Income for periods June 26, 2020 through June 30, 2020 (Successor), April 1, 2020 through June 25, 2020 (Predecessor), January 1, 2020 through June 25, 2020 (Predecessor), and the three and six months ended June 30, 2019 (Predecessor)	7

Condensed Consolidated Statements of Changes in Equity for periods June 26, 2020 through June 30, 2020 (Successor), April 1, 2020 through June 25, 2020 (Predecessor), January 1, 2020 through June 25, 2020 (Predecessor), and the three and six months ended June 30, 2019 (Predecessor)	8

Condensed Consolidated Statements of Cash Flows for the periods June 26, 2020 through June 30, 2020 (Successor), January 1, 2020 through June 25, 2020 (Predecessor) and the six months ended June 30, 2019	9

Notes to Condensed Consolidated Financial Statements	10

Note 1: Basis of Presentation and Significant Accounting Policies	10

Note 2: business combination	14

Note 3: Leases	16

Note 4: Inventories	17

Note 5: Goodwill and Other Intangible Assets	18

Note 6: debt	19

Note 7: Fair Value of Financial Instruments	20

Note 8: Commitments and Contingencies	21

Note 9: Income Taxes	21

Note 10: Pension Benefits	22

Note 11: Earnings Per Share	24

Note 12: Accumulated Other Comprehensive Income (loss)	25

Note 13: Related Party Transactions	26

Note 14: Business Segments	26

Whole Earth Brands, Inc.

Condensed Consolidated Balance Sheets

(In thousands of dollars, except for share and per share data)

(Unaudited)

	June 30, 2020	December 31, 2019
	(Successor)	(Predecessor)
Assets
Current Assets
Cash and cash equivalents	$61,607	$10,395
Accounts receivable (net of allowances of $0 and $2,832, respectively)	49,112	55,031
Inventories	108,785	121,129
Prepaid expenses and other current assets	3,063	7,283
Total current assets	222,567	193,838

Property, Plant and Equipment, net	21,927	20,340

Other Assets
Operating lease right-of-use assets	15,436	-
Goodwill	131,109	130,870
Other intangible assets, net	157,309	251,243
Deferred tax assets, net	1,202	1,368
Other assets	2,860	2,192
Total Assets	$552,410	$599,851

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$21,858	$26,240
Accrued expenses and other current liabilities	31,695	28,040
Current portion of operating lease liabilities	3,292	-
Current portion of long-term debt	7,000	-
Total current liabilities	63,845	54,280
Non-Current Liabilities
Long-term debt	127,758	-
Due to related party	-	8,400
Deferred tax liabilities, net	23,983	31,538
Operating lease liabilities, less current portion	12,208	-
Other liabilities	16,440	17,883
Total Liabilities	244,234	112,101
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 220,000,000 shares authorized; 38,426,669 shares issued and outstanding	4	-
Additional paid-in capital	325,365	-
Net parent investment	-	487,750
Accumulated other comprehensive income	15	-
Accumulated deficit	(17,208)	-
Total stockholders’ equity	308,176	487,750
Total Liabilities and Stockholders’ equity	$552,410	$599,851

See Notes to Unaudited Consolidated Financial Statements

Whole Earth Brands, Inc.

Condensed Consolidated Statements of Operations

(In thousands of dollars, except for share and per share data)

(Unaudited)

	From	From	From	Three Months	Six Months
	June 26, 2020 to	April 1, 2020	January 1, 2020	Ended	Ended
	June 30, 2020	to June 25, 2020	to June 25, 2020	June 30, 2019	June 30, 2019
	(Successor)	(Predecessor)

Product revenues, net	$4,478	$62,356	$128,328	$68,993	$139,294
Cost of goods sold	2,708	37,515	77,627	41,324	82,864
Gross profit	1,770	24,841	50,701	27,669	56,430

Selling, general and administrative expenses	1,946	27,307	43,355	18,674	34,250
Amortization of intangible assets	141	2,393	4,927	2,656	5,312
Asset impairment charges	-	-	40,600	-	-
Restructuring and other expenses	-	-	-	394	542

Operating (loss) income	(317)	(4,859)	(38,181)	5,945	16,326

Interest expense, net	(116)	(66)	(238)	(53)	(105)
Other (expense) income, net	(62)	(920)	801	(1,410)	50
(Loss) income before income taxes	(495)	(5,845)	(37,618)	4,482	16,271
Provision (benefit) for income taxes	10	(364)	(3,482)	976	3,601
Net (loss) income	$(505)	$(5,481)	$(34,136)	$3,506	$12,670

Loss per share – Basic and diluted	$(0.01)
Weighted-average shares outstanding – Basic and diluted	38,426,669

See Notes to Unaudited Condensed Consolidated Financial Statements

Whole Earth Brands, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands of dollars)

(Unaudited)

	From	From	From	Three Months	Six Months
	June 26, 2020 to	April 1, 2020	January 1, 2020	Ended	Ended
	June 30, 2020	to June 25, 2020	to June 25, 2020	June 30, 2019	June 30, 2019
	(Successor)	(Predecessor)
Net (loss) income	$(505)	$(5,481)	$(34,136)	$3,506	$12,670
Other comprehensive income (loss), net of tax:
Net change in pension benefit obligations recognized	-	270	318	-	-
Foreign currency translation adjustments	15	(402)	(2,286)	1,385	(1,054)
Total other comprehensive income (loss), net of tax	15	(132)	(1,968)	1,385	(1,054)
Comprehensive (loss) income	$(490)	$(5,613)	$(36,104)	$4,891	$11,616

See Notes to Unaudited Condensed Consolidated Financial Statements

Whole Earth Brands, Inc.

Condensed Consolidated Statements of Equity

(In thousands of dollars)

(Unaudited)

Total Equity
(Predecessor)
Balance, January 1, 2019	$484,492
Funding to Parent, net	(12,117)
Net income	9,164
Other comprehensive loss, net of tax	(2,439)
Balance, March 31, 2019	$479,100
Funding to Parent, net	(3,237)
Net income	3,506
Other comprehensive loss, net of tax	1,385
Balance, June 30, 2019	$480,754

Balance, January 1, 2020	$487,750
Funding to Parent, net	(12,262)
Net loss	(28,655)
Other comprehensive loss, net of tax	(1,836)
Balance, March 31, 2020	$444,997
Funding to Parent, net	338
Net loss	(5,481)
Other comprehensive loss, net of tax	(132)
Balance, June 25, 2020	$439,722

	Common Stock		Preferred Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 26, 2020	30,926,669	$3	-	$-	$250,366	$(16,703)	$-	$233,666

Issuance of warrants	-	-	-	-	7,895	-	-	7,895
Issuance of common stock	7,500,000	1			67,104	-	-	67,105
Other comprehensive income, net of tax	-	-	-	-	-	-	15	15

Net loss	-	-	-	-	-	(505)	-	(505)
Balance at June 30, 2020 (Successor)	38,426,669	$4	-	$-	$325,365	$(17,208)	$15	$308,176

See Notes to Unaudited Condensed Consolidated Financial Statements

Whole Earth Brands, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	From	From	Six Months
	June 26, 2020 to	January 1, 2020	Ended
	June 30, 2020	to June 25, 2020	June 30, 2019
	(Successor)	(Predecessor)
Operating activities
Net (loss) income	$(505)	$(34,136)	$12,670
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	43	1,334	1,514
Amortization of intangible assets	141	4,927	5,312
Deferred income taxes	9	(5,578)	564
Asset impairment charges	-	40,600	-
Pension expense, net	-	126	1,047
Changes in current assets and liabilities:
Accounts receivable	(1,834)	7,726	(3,953)
Inventories	311	3,576	2,941
Prepaid expenses and other current assets	(29)	3,330	58
Accounts payable, accrued liabilities and income taxes	(2,161)	507	(5,274)
Other, net	28	(2,504)	140
Net cash (used in) provided by operating activities	(3,997)	19,908	15,019

Investing activities
Capital expenditures	(10)	(3,532)	(1,294)
Acquisitions	(386,736)	-	-
Transfer from trust account	178,875	-	-
Net cash used in investing activities	(207,871)	(3,532)	(1,294)

Financing activities
Proceeds from revolving credit facility	-	3,500	-
Repayments of revolving credit facility	-	(8,500)	-
Long-term borrowings	140,000	-	-
Debt issuance costs	(7,139)	-	-
Proceeds from sale of common stock and warrants	75,000	-	-
Funding to Parent, net	-	(11,924)	(15,354)
Net cash provided by (used in) financing activities	207,861	(16,924)	(15,354)

Effect of exchange rate changes on cash and cash equivalents	17	215	(23)
Net change in cash and cash equivalents	(3,990)	(333)	(1,652)
Cash and cash equivalents, beginning of period	65,597	10,395	7,205
Cash and cash equivalents, end of period	$61,607	$10,062	$5,553

Supplemental disclosure of cash flow information
Interest paid	$113	$798	$-
Taxes paid, net of refunds	$-	$2,244	$3,066

See Notes to Unaudited Condensed Consolidated Financial Statements

Whole Earth Brands, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Whole Earth Brands, Inc. and its consolidated subsidiaries (“Whole Earth Brands” or the “Company”) is a global industry-leading platform, focused on the “better for you” consumer packaged goods (“CPG”) and ingredients space. The Company’s branded products and ingredients are uniquely positioned to capitalize on the global secular consumer shift away from sugar toward clean label products and natural alternatives.

On June 24, 2020, Act II Global Acquisition Corp., a Cayman Islands exempted company (“Act II”), domesticated into a Delaware corporation (the “Domestication”), and on June 25, 2020 (the “Closing”), consummated the indirect acquisition (the “Acquisition”) of (i) all of the issued and outstanding equity interests of Merisant Company (“Merisant”), Merisant Luxembourg Sarl (“Merisant Luxembourg”), Mafco Worldwide LLC (“Mafco Worldwide”), Mafco Shanghai LLC (“Mafco Shanghai”), EVD Holdings LLC (“EVD Holdings”), and Mafco Deutschland GmbH (together with Merisant, Merisant Luxembourg, Mafco Worldwide, Mafco Shanghai, and EVD Holdings, and their respective direct and indirect subsidiaries, “Merisant and Mafco”), and (ii) certain assets and liabilities of Merisant and Mafco included in the Transferred Assets and Liabilities (as defined in the Purchase Agreement (as hereafter defined)), from Flavors Holdings Inc. (“Flavors Holdings”), MW Holdings I LLC (“MW Holdings I”), MW Holdings III LLC (“MW Holdings III”), and Mafco Foreign Holdings, Inc. (“Mafco Foreign Holdings,” and together with Flavors Holdings, MW Holdings I, and MW Holdings III, the “Sellers”), pursuant to that certain Purchase Agreement (the “Purchase Agreement”) entered into by and among Act II and the Sellers dated as of December 19, 2019, as amended. In connection with the Domestication, Act II changed its name to “Whole Earth Brands, Inc.”

Upon the completion of the Domestication, each of Act II’s then-issued and outstanding ordinary shares converted, on a one-for-one basis, into shares of common stock of Whole Earth Brands. Additionally, immediately after the Acquisition, the Company issued an aggregate of 7,500,000 shares of Whole Earth Brands common stock and 5,263,500 private placement warrants exercisable for 2,631,750 shares of Whole Earth Brands common stock to certain investors. On the date of Closing, the Company’s common stock and warrants began trading on The Nasdaq Stock Market under the symbols “FREE” and “FREEW,” respectively.

As a result of the Acquisition, for accounting purposes, Act II is the acquirer and Mafco Worldwide and Merisant Company are the acquired parties and accounting predecessor. The Company’s financial statement presentation includes the combined financial statements of Mafco Worldwide and Merisant Company as the “Predecessor” for periods prior to the completion of the Acquisition and includes the consolidation of Mafco Worldwide and Merisant Company, for periods after the Closing (referred to as the “Successor”).

All significant intercompany accounts and transactions have been eliminated in consolidation.

Whole Earth Brands, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Basis of Presentation—The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. The balance sheet data as of December 31, 2019 was derived from the audited Combined Financial Statements for Mafco Worldwide and Merisant included in the final prospectus and definitive proxy statement (the “proxy statement/prospectus”) filed with the Securities and Exchange Commission on May 13, 2020 by Act II. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited combined financial statements and accompanying notes of Mafco Worldwide and Merisant for each of the two years ended December 31, 2019 and 2018 and the audited financial statements and accompanying notes for Act II for the year ended December 31, 2019, which are included in the proxy statement/prospectus.

In the opinion of management, the financial statements contain all adjustments necessary to state fairly the financial position of the Company as of June 30, 2020 and the results of operations and cash flows for all periods presented. All adjustments reflected in the accompanying unaudited consolidated financial statements, which management believes are necessary to state fairly the financial position, results of operations and cash flows, have been reflected and are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

Principles of Consolidation—The consolidated financial statements include the accounts of Whole Earth Brands, Inc., and its indirect and wholly owned subsidiaries: Merisant Company, Merisant Luxembourg Sarl, Mafco Worldwide LLC, Mafco Shanghai LLC, EVD Holdings LLC, and Mafco Deutschland GmbH. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Recently Adopted Accounting Pronouncements—The Company qualifies as an emerging growth company (“EGC”) and as such, has elected not to opt out of the extended transition period for complying with certain new or revised accounting pronouncements. During the extended transition period, the Company is not subject to certain new or revised accounting standards applicable to public companies. The accounting pronouncements pending adoption below reflect effective dates for the Company as an EGC with the extended transition period.

Whole Earth Brands, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”, and issued subsequent amendments to the initial guidance. The new guidance requires lessees to recognize assets and liabilities arising from leases as well as extensive quantitative and qualitative disclosures. The lessee needs to recognize on its balance sheet a right-of-use asset and a lease liability for the majority of its leases (other than leases with a term of less than 12 months). The lease liabilities should be equal to the present value of lease payments not yet paid. The right-of-use asset is measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial indirect costs. For public entities, the updated standard is effective for fiscal years beginning after December 15, 2018. This standard is effective for the Company as an EGC for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021, with early adoption permitted. Act II adopted the standard as of January 1, 2020. The Company recognized the leases acquired as part of the Acquisition on June 25, 2020, which were recorded pursuant to the aforementioned ASU. Refer to Note 3 for additional details.

In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715).” Under the new guidance, employers are required to present the service cost component of net periodic benefit cost in the same statement of operations caption as other employee compensation costs arising from services rendered during the period. Employers are required to present the other components of the net periodic benefit cost separately from the caption that includes the service costs and outside of any subtotal of operating profit and are required to disclose the caption used to present the other components of net periodic benefit cost, if not presented separately on the statement of operations. The Company adopted ASU 2017-07 effective in the second quarter of 2020. The adoption of this standard did not have an effect on the Company’s historically reported net income (loss) but resulted in a presentation reclassification which increased the Company’s historically reported operating profit by $0.1 million for the six month period ended June 25, 2020.

In February 2018, the FASB issued ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220),” which amends existing standards for income statement-reporting comprehensive income to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from Tax Cuts and Jobs Act and improve the usefulness of information reported to financial statements users. ASU 2018-02 was effective for years beginning after December 15, 2018, and early adoption was permitted. On January 1, 2019, the Predecessor elected to adopt this standard on a full retrospective approach and reclassified $2.1 million from accumulated other comprehensive income within net parent investment.

Whole Earth Brands, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

New Accounting Standards— In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” Subject to meeting certain criteria, the new guidance provides optional expedients and exceptions to applying contract modification accounting under existing U.S. GAAP, to address the expected phase out of the London Inter-bank Offered Rate (“LIBOR”) by the end of 2021. The amendments in ASU 2020-04 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. The Company is currently evaluating the impact of adopting this standard but does not expect it to have a material impact on its Condensed Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (ASC 740) - Simplifying the Accounting for Income Taxes.” The standard enhances and simplifies various aspects of the income tax accounting guidance. For public entities, the standard is effective for annual periods and interim periods beginning after December 15, 2020. This standard is effective for the Company as an EGC for the fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2019-12 on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20).” The standard modifies certain disclosure requirements for employers that sponsor defined benefit pension and other postretirement benefit plans by removing disclosures that are no longer considered cost beneficial, clarifying specific requirements of disclosures, and adding disclosure requirements identified as relevant. This standard is effective for the Company as an EGC for the fiscal years beginning after December 15, 2021. Early adoption is permitted. The amendments in ASU 2018-14 should be applied retrospectively to each period presented. The Company is currently evaluating the impact of adopting ASU 2018-14.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326).” The standard requires entities to estimate losses on financial assets measured at amortized cost, including trade receivables, debt securities and loans, using an expected credit loss model. The expected credit loss differs from the previous incurred losses model primarily in that the loss recognition threshold of “probable” has been eliminated and that expected loss should consider reasonable and supportable forecasts in addition to the previously considered past events and current conditions. Additionally, the guidance requires additional disclosures related to the further disaggregation of information related to the credit quality of financial assets by year of the asset’s origination for as many as five years. Entities must apply the standard provision as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. This standard is effective for the Company as an EGC for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2016-13.

Whole Earth Brands, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 2: BUSINESS COMBINATION

On June 25, 2020, pursuant to the Acquisition, the Company indirectly acquired Merisant and Mafco Worldwide in a transaction accounted for as a business combination under ASC Topic 805, “Business Combinations,” and is accounted for using the acquisition method. Under the acquisition method, the acquisition date fair value of the consideration paid by the Company was allocated to the assets acquired and the liabilities assumed based on their estimated fair values.

The following summarizes the preliminary purchase consideration (in thousands):

Base cash consideration	$387,500
Closing adjustment estimate	9,316
Total Purchase Price	$396,816

The Company preliminarily recorded the fair value of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed as follows (in thousands):

Cash and cash equivalents	$10,062
Accounts receivable	47,278
Inventories	109,095
Prepaid expenses and other current assets	12,819
Property, plant and equipment, net	21,960
Operating lease right-of-use assets	15,216
Intangible assets	157,450
Deferred tax assets, net	1,202
Other assets	986
Total assets acquired	376,068
Accounts payable	18,993
Accrued expenses and other current liabilities	35,747
Current portion of operating lease liabilities	3,007
Operating lease liabilities, less current portion	12,208
Deferred tax liabilities, net	23,974
Other liabilities	16,432
Total liabilities assumed	110,361
Net assets acquired	265,707
Goodwill	131,109
Total Purchase Price	$396,816

The preliminary values allocated to identifiable intangible assets and their estimated useful lives are as follows:

	Fair Value	Useful life
Identifiable intangible assets	(in thousands)	(in Years)
Customer relationships	$52,720	0.5 to 10
Tradenames	97,030	25
Product formulations	7,700	Indefinite
	$157,450

Whole Earth Brands, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Goodwill represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and expected future market opportunities.

The Company’s preliminary allocation of purchase price is based upon preliminary valuations performed to determine the fair value of the net assets as of the acquisition date. The amounts recorded to goodwill, identifiable intangible assets and inventory are based on preliminary valuations and are subject to adjustments for up to one year after the closing date of the acquisition to reflect final valuations. These final valuations of the assets and liabilities could have a material impact on the preliminary purchase price allocation disclosed above.

Direct transaction-related costs consist of costs incurred in connection with the Acquisition. Act II incurred transaction costs of $16.7 million prior to the Acquisition which are reflected within the opening accumulated deficit within the Condensed Consolidated Statement of Changes in Equity.

Pro Forma Financial Information—The following unaudited pro forma financial information summarizes the results of operations for the Company as though the Acquisition had occurred on January 1, 2019 (in thousands):

	Pro Forma Statements of Operations
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Revenue	$66,834	$68,993	$132,806	$139,294
Net (loss) income	$(3,759)	$(1,576)	$(33,849)	$8,160

The unaudited pro forma financial information does not include any costs related to the Acquisition. In addition, the unaudited pro forma financial information does not assume any impacts from revenue, cost or other operating synergies that could be generated as a result of the acquisition. The unaudited pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved had the acquisition been consummated on January 1, 2019.

The Successor and Predecessor periods have been combined in the pro forma for the three and six months ended June 30, 2020 and 2019 and include adjustments to reflect intangible asset amortization based on the economic values derived from definite-lived intangible assets, interest expense on the new debt financing and the elimination of non-recurring expense related to Predecessor transaction bonuses. These adjustments are net of taxes.

Whole Earth Brands, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3: LEASES

The Company measured Merisant and Mafco’s legacy lease agreements as if the leases were new at the Acquisition date and applied the provisions of Topic 842. This resulted in the recognition of right-of-use assets and operating lease liabilities of $15.2 million. The right-of-use assets and operating lease liabilities at June 30, 2020 also include approximately $0.3 million related to one lease that Act II had applied the provisions of Topic 842 to effective January 1, 2020. All leases are classified as operating leases.

The Company’s lease portfolio includes one factory building, office space, warehouses, material handling equipment, vehicles and office equipment.

Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to eight years or more. The exercise of lease renewal options is at the Company’s sole discretion. For purposes of calculating operating lease liabilities, lease terms include options to extend the lease when it is reasonably certain that the Company will exercise that option.

Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment.

The Company’s lease agreements do not contain any residual value guarantees. Some leases include variable payments that are based on the usage and occupancy of the leased asset. The Company has elected not to record leases with an initial term of twelve months or less on the balance sheet.

For real estate and vehicle leases, the Company elected the practical expedient to not separate lease from non-lease components within the contract. Electing this practical expedient means the Company would account for each lease component and the related non-lease component together as a single component. For equipment leases, the Company has not elected this practical expedient and will be separating the non-lease components from the lease component.

The right-of-use asset is subsequently measured throughout the lease term at the carrying amount of the lease liability. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease expense for the period from June 26, 2020 through June 30, 2020 was not material.

Whole Earth Brands, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the future maturities of the Company’s lease obligations as of June 30, 2020 (in thousands):

Remainder of 2020	$1,797
2021	3,683
2022	3,374
2023	3,300
2024	1,839
Thereafter	2,874
Total lease payments	16,867
Less: imputed interest	1,367
Total operating lease liabilities	$15,500

The weighted-average remaining lease term is 5.1 years and the weighted-average discount rate is 3.44%.

Cash paid for amounts included in the measurement of the lease liability and for supplemental non-cash information for the period from June 26, 2020 through June 30, 2020 was not material.

NOTE 4: INVENTORIES

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
	(Successor)	(Predecessor)
Raw materials and supplies	$58,160	$89,611
Work in process	909	387
Finished goods	49,716	31,131
	$108,785	$121,129

Whole Earth Brands, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following (in thousands):

	June 30, 2020			December 31, 2019
	(Successor)			(Predecessor)
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible assets subject to amortization
Customer relationships (useful life of 0.5 to 10 years	$52,720	$(88)	$52,632	$105,000	$(38,731)	$66,269
Tradenames (useful life of 25 years	97,030	(53)	96,977	95,055	(19,939)	75,116
Total	$149,750	$(141)	$149,609	$200,055	$(58,670)	$141,385
Other intangible assets not subject to amortization
Product formulations			7,700			109,858
Total other intangible assets, net			157,309			251,243
Goodwill			131,109			130,870
Total goodwill and other intangible assets			$288,418			$382,113

The Successor’s amortization expense for intangible assets was $0.1 million for the period from June 26, 2020 through June 30, 2020. The Predecessor’s amortization expense for intangible assets was $2.4 million and $4.9 million for the periods from April 1, 2020 to June 25, 2020 and January 1, 2020 to June 25, 2020, respectively. The Predecessor’s amortization expense for intangible assets was $2.7 million and $5.3 million for the three and six months ended June 30, 2019, respectively.

Amortization expense relating to amortizable intangible assets as of June 30, 2020 for the next five years is expected to be as follows (in thousands):

Remainder of 2020	$6,600
2021	10,362
2022	10,362
2023	10,362
2024	10,362
2025	10,128

Whole Earth Brands, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 6: DEBT

Debt consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
	(Successor)	(Predecessor)
Term Loan	$140,000	$-
Less: current portion	(7,000)	-
Less: debt issuance costs	(5,242)	-
Total non-current borrowings	$127,758	$-

Loan Agreement—The Company entered into a Loan Agreement (the “Loan Agreement”) on June 25, 2020, with Toronto Dominion (Texas) LLC, as administrative agent, BMO Capital Markets Corp. and Truist Bank, as documentation agents, and the other lenders party thereto, which provided (x) a senior secured first lien term loan facility of $140 million that matures in five years on June 25, 2025 and (y) a first lien revolving loan facility of up to $50 million that also matures in five years. Loans outstanding under the first lien term loan facility and the first lien revolving loan facility accrue interest at a rate per annum equal to LIBOR subject to a floor of 1% plus a margin ranging from 3.00% to 3.75% or, at Company’s option, a Base Rate subject to a floor of 2% plus a margin ranging from 2.00% to 2.75%, depending on the achievement of certain leverage ratios. Undrawn amounts under the first lien revolving loan facility are expected to accrue a commitment fee at a rate per annum of 0.40% on the average daily undrawn portion of the commitments thereunder, with step downs to 0.30% upon achievement of certain leverage ratios. On June 30, 2020, there was a $0.7 million outstanding letter of credit that reduced the Company’s availability under the revolving loan facility. Additionally, approximately $1.9 million of issuance costs allocated to the Revolving Credit Facility were capitalized as an asset as of June 30, 2020 and will be amortized ratably over the commitment period of five years. There were no borrowings under the revolving loan facility at June 30, 2020.

The Company converted the Base Rate term loan to a LIBOR loan on July 1, 2020 at an interest rate of 4.50%. The Loan Agreement is collateralized by substantially all of the Company’s assets, and includes restrictive qualitative and quantitative covenants, as defined in the Loan Agreement. The Company was in compliance with its covenants under the Loan Agreement on June 30, 2020. The unpaid principal amount of the term loan is payable in quarterly installments on the last day of each fiscal quarter commencing on September 30, 2020. The payment for each of the first 12 fiscal quarters is equal to 1.25% of the beginning principal amount, or $1.75 million, and for the following seven fiscal quarters thereafter is 2.50%, or $3.5 million. The remaining principal payment on the term loan is due upon maturity.

Whole Earth Brands, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s debt outstanding as of June 30, 2020 matures as shown below (in thousands):

2020	$3,500
2021	7,000
2022	7,000
2023	10,500
2024	14,000
2025	98,000
$140,000

NOTE 7: FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures and records in its consolidated financial statements certain assets and liabilities at fair value. ASC Topic 820 “Fair Value Measurement and Disclosures,” establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). This hierarchy consists of the following three levels:

•	Level 1 – Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market.
•	Level 2 – Assets and liabilities whose values are based on inputs other than those included in Level 1, including quoted market prices in markets that are not active; quoted prices of assets or liabilities with similar attributes in active markets; or valuation models whose inputs are observable or unobservable but corroborated by market data.
•	Level 3 – Assets and liabilities whose values are based on valuation models or pricing techniques that utilize unobservable inputs that are significant to the overall fair value measurement.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Current Assets and Other Financial Assets and Liabilities—Cash and cash equivalents, trade accounts receivable and trade accounts payable are measured at carrying value, which approximates fair value because of the short-term maturities of these instruments.

Whole Earth Brands, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Debt—The Company measures its first lien term loan and revolving facilities at original carrying value including accrued interest, net of unamortized deferred financing costs and fees. The fair value of the credit facilities approximates carrying value, as they consist of variable rate loans.

NOTE 8: COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims, pending and possible legal actions for product liability and other damages, and other matters arising out of the conduct of the business. The Company believes, based on current knowledge and consultation with counsel, that the outcome of such claims and actions will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

As of June 30, 2020, the Company had obligations to purchase $26.3 million of raw materials through 2025; however, it is unable to make reasonably reliable estimates of the timing of such payments.

NOTE 9: INCOME TAXES

Income taxes as presented herein attribute current and deferred income taxes of the Company’s financial statements in a manner that is systematic, rational, and consistent with the asset and liability method described by ASC 740, “Income Taxes.” Accordingly, the Company’s income tax provision was prepared following the separate return method. The separate return method applies ASC 740 to the stand-alone financial statements of each member of the consolidated group as if the group member were a separate taxpayer and a stand-alone enterprise. Use of the separate return method may result in differences when the sum of the amounts allocated to stand-alone tax provisions are compared with amounts presented in consolidated financial statements. In that event, the related deferred tax assets and liabilities could be significantly different from those presented herein.

The consolidated financial statements reflect the Company’s portion of income taxes currently payable as if the Company had been a separate taxpayer during the Predecessor period.

The Company’s provision for income taxes consists of U.S., state and local and foreign taxes. The Company has significant operations in various locations outside the U.S. The annual effective tax rate is a composite rate reflecting earnings in the various locations at their applicable statutory tax rates.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increased the limitation under IRC Section 163(j) for 2019 and 2020 to permit additional expensing of interest (ii) enacted a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k) (iii) made modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhanced recoverability of alternative minimum tax credit carryforwards. The income tax provisions of the CARES Act had limited applicability to the Company and did not have a material impact on the Company’s consolidated financial statements.

Whole Earth Brands, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Successor’s income tax provision was $.01 million for the period from June 26, 2020 through June 30, 2020. The Predecessor’s income tax benefit was $0.4 million and $3.5 million for the periods from April 1, 2020 to June 25, 2020 and January 1, 2020 to June 25, 2020, respectively. The Predecessor’s income tax provision was $1.0 million and $3.6 million for the three and six months ended June 30, 2019, respectively. The effective tax rate for the six months ended June 25, 2020 was an income tax benefit of 9.3% compared to an income tax provision of 22.1% for the six months ended June 30, 2019.

The effective tax rate for the period ended June 25, 2020 was computed using a discrete method as if the Company closed its books and records. The effective tax rate for the period from June 26, 2020 through June 30, 2020 was computed by applying an estimate of the annual effective tax rate for the Successor period to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Successor’s effective tax rate was (2.0%) from June 26, 2020 through June 30, 2020. The effective tax rate from June 26, 2020 through June 30, 2020 differs from the statutory federal rate of 21% primarily due to the U.S. tax effect of international operations including Global Intangible Low-Taxed Income (“GILTI”) recorded during the period. The Predecessor’s effective tax rate was 6.2% and 9.3% for the periods from April 1, 2020 to June 25, 2020 and January 1, 2020 to June 25, 2020, respectively. The effective tax rate for the period ended June 25, 2020 differs from the statutory federal rate of 21% primarily due to the impact of the impairment charges of non-deductible goodwill and the U.S. effect of international operations including GILTI recorded during the period. The effective tax rate of 22.1% for the six months ended June 30, 2019 differs from the statutory federal rate of 21% primarily due to state and local taxes and the U.S. effect of international operations including GILTI.

At June 30, 2020, the Company had an uncertain tax position liability of $1.0 million, including interest and penalties. The unrecognized tax benefits include amounts related to various foreign tax issues.

NOTE 10: PENSION BENEFITS

Certain current and former employees of the Company are covered under a funded defined benefit retirement plan. Plan provisions covering certain of the Company’s salaried employees generally provide pension benefits based on years of service and compensation. Plan provisions covering the Company’s union members generally provide stated benefits for each year of credited service. The Company’s funding policy is to contribute annually the statutory required amount as actuarially determined. The Company uses December 31 as a measurement date for the plan. The Company froze the pension plan on December 31, 2019.

Whole Earth Brands, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The components of net periodic benefit (credit) expense for the Company’s defined benefit pension plan for the Successor and Predecessor were as follows (in thousands):

	From	From	From	Three Months	Six Months
	June 26, 2020	April 1, 2020	January 1, 2020	Ended	Ended
	to June 30, 2020	to June 25, 2020	to June 25, 2020	June 30, 2019	June 30, 2019
	(Successor)	(Predecessor)
Service cost	$-	$-	$-	$152	$304
Interest cost	-	452	452	275	566
Expected return on plan assets	-	(818)	(818)	(365)	(731)
Recognized actuarial loss	-	108	108	276	552
Amortization of prior service cost	-	-	-	21	42
Net periodic benefit (credit) expense	$-	$(258)	$(258)	$359	$733

Net periodic benefit (credit) expense is reflected in the Company’s consolidated financial statements as follows for the Successor and Predecessor periods presented (in thousands):

	From	From	From	Three Months	Six Months
	June 26, 2020	April 1, 2020	January 1, 2020	Ended	Ended
	to June 30, 2020	to June 25, 2020	to June 25, 2020	June 30, 2019	June 30, 2019
	(Successor)	(Predecessor)
Cost of Goods Sold	$-	$-	$-	$125	$262
Selling, general and administrative expense	-	-	-	234	471
Other (income) expense, net	-	(258)	(258)	-	-
Net periodic benefit (credit) expense	$-	$(258)	$(258)	$359	$733

The Company currently does not expect to make contributions to its funded defined benefit pension plan in 2020 due to the funded status.

In addition to the expense shown above, the Company has an unfunded supplemental benefit plan to provide certain salaried employees with additional retirement benefits due to limitations established by U.S. income tax regulation. The net periodic benefit cost for April 1, 2020 to June 25, 2020 and the three months ended June 30, 2019 was $0.3 million and $0.2 million, respectively. The net periodic benefit cost for January 1, 2020 to June 25, 2020 and the six months ended June 30, 2019 was $0.4 million and $0.3 million, respectively. The net periodic benefit cost for the period June 26, 2020 to June 30, 2020 was insignificant.

Whole Earth Brands, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 11: EARNINGS PER SHARE

Basic earnings per share of common stock is computed by dividing net income attributable to the Company by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income attributable to the Company by the weighted average number of shares of common stock outstanding adjusted to give effect to potentially dilutive elements. During the Successor period from June 26, 2020 to June 30, 2020, basic and diluted net loss per common share are the same since the inclusion of any convertible securities would have been anti-dilutive.

The following table summarizes net loss attributable to the Company and the weighted average basic and diluted shares outstanding during the Successor period (in thousands, except for share and per share data).

From June 26, 2020 to
June 30, 2020
(Successor)
Net loss	$(505)

Weighted average share of common stock outstanding – basic and diluted	38,426,669
Loss per share of common stock outstanding – basic and diluted	$(0.01)

Whole Earth Brands, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 12: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes accumulated other comprehensive income, net of taxes, by component (in thousands):

	Net Currency Translation Gains (Losses)	Funded Status of Benefit Plans	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2018 (Predecessor)	$4,428	$(10,375)	$(5,947)
Other comprehensive income before reclassifications	(2,439)	-	(2,439)
Amounts reclassified from AOCI	-	-	-
Adoption of ASU 2018-02	-	(2,137)	(2,137)
Balance at March 31, 2019 (Predecessor)	1,989	(12,512)	(10,523)
Other comprehensive income before reclassifications	1,385	-	1,385
Balance at June 30, 2019 (Predecessor)	$3,374	$(12,512)	$(9,138)

Balance at December 31, 2019 (Predecessor)	$2,836	$(10,980)	$(8,144)
Other comprehensive income before reclassifications	(1,884)	-	(1,884)
Amounts reclassified from AOCI	-	48	48
Balance at March 31, 2020 (Predecessor)	952	(10,932)	(9,980)
Other comprehensive income before reclassifications	(402)	-	(402)
Amounts reclassified from AOCI	-	270	270
Balance at June 25, 2020 (Predecessor)	550	(10,662)	(10,112)
Purchase accounting adjustments to eliminate Predecessor's accumulated other comprehensive loss	(550)	10,662	10,112
Balance at June 26, 2020 (Successor)	-	-	-
Other comprehensive income before reclassifications	-	-	-
Amounts reclassified from AOCI	15	-	15
Balance at June 30, 2020 (Successor)	$15	$-	$15

Whole Earth Brands, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 13: RELATED PARTY TRANSACTIONS

The Predecessor participated in MacAndrews & Forbes’ (“MacAndrews”) directors and officer’s insurance program, which covered the Predecessor along with MacAndrews and its other affiliates. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. For the period January 1, 2020 to June 25, 2020 and the six months ended June 30, 2019, the Predecessor reimbursed MacAndrews an immaterial amount for its allocable portion of the premiums for such coverage, which the Predecessor believed was more favorable than the premiums that it could have secured were it to secure its own coverage. The Predecessor also participated in certain other insurance programs with MacAndrews under which it paid premiums directly to the insurance broker.

In March 2018, the Predecessor entered into a revolving credit agreement with Wesco US LLC, an indirect and wholly-owned subsidiary of Merisant. This revolving credit facility, as amended, matured on January 3, 2022 and provided for maximum outstanding borrowings of up $9.0 million. The revolving credit facility was unsecured and bore interest at 3-month LIBOR plus 4.0% and provided for periodic interest payments with all principal due upon maturity. MacAndrews had the right to accept or reject any borrowing request made by the Predecessor pursuant to the revolving credit agreement in its sole discretion. The outstanding balance on the revolving credit agreement at June 25, 2020 was $3.4 million and was forgiven by MacAndrews in connection with the Acquisition. Outstanding borrowings at December 31, 2019 were $8.4 million and the interest rate at December 31, 2019 was 5.95%. The interest expense for the period from April 1, 2020 to June 25, 2020 and January 1, 2020 to June 25, 2020 was approximately $0.1 million and $0.2 million, respectively. The interest expense for the three and six months ended June 30, 2019 was approximately $0.1 million and $0.2 million, respectively.

NOTE 14: BUSINESS SEGMENTS

The Company has two reportable segments: Branded CPG and Flavors & Ingredients. The Branded CPG and Flavors & Ingredients segments are managed and organized through the Company’s indirect and wholly-owned subsidiaries Merisant and Mafco Worldwide, respectively. The Company does not present assets by reportable segments as they are not reviewed by the Chief Operating Decision Maker for purposes of assessing segment performance and allocating resources.

Whole Earth Brands, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents selected financial information relating to the Company’s business segments (in thousands):

	From	From	From	Three Months	Six Months
	June 26, 2020	April 1, 2020	January 1, 2020	Ended	Ended
	to June 30, 2020	to June 25, 2020	to June 25, 2020	June 30, 2019	June 30, 2019
	(Successor)	(Predecessor)
Product revenues, net
Branded CPG	$2,551	$40,530	$80,749	$41,323	$82,806
Flavors & Ingredients	1,927	21,826	47,579	27,670	56,488
Total Product revenues, net	4,478	62,356	128,328	68,993	139,294

Operating (loss) income
Branded CPG	(106)	(5,151)	(14,463)	737	4,517
Flavors & Ingredients	(211)	292	(23,718)	5,208	11,809
Total operating (loss) income	$(317)	$(4,859)	$(38,181)	$5,945	$16,326

The following table presents revenues disaggregated by geographic operating segments (in thousands):

	From	From	From	Three Months	Six Months
	June 26, 2020	April 1, 2020	January 1, 2020	Ended	Ended
	to June 30, 2020	to June 25, 2020	to June 25, 2020	June 30, 2019	June 30, 2019
	(Successor)	(Predecessor)
Branded CPG:
North America	$873	$14,678	$29,926	$14,603	$29,751
Europe, Middle East and Africa	1,105	17,389	35,360	19,513	37,946
Asia-Pacific	376	5,357	9,584	3,979	8,709
Latin America	197	3,106	5,879	3,228	6,400
Flavors & Ingredients	1,927	21,826	47,579	27,670	56,488
Total product revenues, net	$4,478	$62,356	$128,328	$68,993	$139,294

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes to those statements included under Item 1 hereof and the combined financial statements of Mafco Worldwide & Merisant beginning on page F-1 in the final prospectus and definitive proxy statement, each filed with the Securities and Exchange Commission (the “SEC”) by Act II Global Acquisition Corp. on May 13, 2020. For purposes of this section, "Whole Earth Brands," the “Company," "we," or "our" refer to (i) Mafco Worldwide & Merisant and their subsidiaries ("Predecessor") for the period from January 1, 2020 through June 25, 2020 and the three and six month periods ended June 30, 2019 (each referred to herein as a "Predecessor Period") prior to the consummation of the Acquisition, as defined hereafter, and (ii) Whole Earth Brands, Inc. and its subsidiaries (the "Successor") for the period from June 26, 2020 through June 30, 2020 (the "Successor Period") after the consummation of the Acquisition, unless the context otherwise requires. Certain figures have been rounded for ease of presentation and may not sum due to rounding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act (the “Exchange Act”) concerning us and other matters. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of management, as well as assumptions made by, and information currently available to, management.

Forward-looking statements may be accompanied by words such as “achieve,” “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “drive,” “estimate,” “expect,” “forecast,” “future,” “grow,” “improve,” “increase,” “intend,” “may,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or similar words, phrases or expressions. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to achieve or maintain profitability; the extent of the impact of the COVID-19 pandemic, including the duration, spread, severity, and any recurrence of the COVID-19 pandemic, the duration and scope of related government orders and restrictions, the impact on our employees, and the extent of the impact of the COVID-19 pandemic on overall demand for our products; local, regional, national, and international economic conditions that have deteriorated as a result of the (COVID-19) pandemic including the risks of a global recession or a recession in one or more of our key markets, and the impact they may have on us and our customers and management’s assessment of that impact; the projected financial information, anticipated growth rate, and market opportunity of our Branded CPG and Flavors & Ingredients business segments; the ability to maintain the listing of our securities on Nasdaq; the potential liquidity and trading of our public securities; our expected capital requirements and the availability of additional financing; our ability to attract or retain highly qualified personnel, including in accounting and finance roles; extensive and evolving government regulations that impact the way we operate; the impact of the COVID-19 pandemic on our suppliers, including disruptions and inefficiencies in the supply chain; factors relating to the business, operations and financial performance of our Branded CPG and Flavors & Ingredients segments; our success in integrating the various operating companies constituting Merisant and MAFCO; our ability to continue to use, maintain, enforce, protect and defend its owned and licensed intellectual property, including the Whole Earth® brand; and such other factors as discussed throughout Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. These statements are subject to the risks and uncertainties indicated from time to time in the documents we file (or furnish) with the U.S. Securities and Exchange Commission.

Overview

On June 24, 2020, Act II Global Acquisition Corp., a Cayman Islands exempted company (“Act II”), domesticated into a Delaware corporation (the “Domestication”), and on June 25, 2020 (the “Closing”), consummated the indirect acquisition (the “Acquisition”) of (i) all of the issued and outstanding equity interests of Merisant Company (“Merisant”), Merisant Luxembourg Sarl (“Merisant Luxembourg”), Mafco Worldwide LLC (“Mafco Worldwide”), Mafco Shanghai LLC (“Mafco Shanghai”), EVD Holdings LLC (“EVD Holdings”), and Mafco Deutschland GmbH (together with Merisant, Merisant Luxembourg, Mafco Worldwide, Mafco Shanghai, and EVD Holdings, and their respective direct and indirect subsidiaries, “Merisant and Mafco”), and (ii) certain assets and liabilities of Merisant and Mafco included in the Transferred Assets and Liabilities (as defined in the Purchase Agreement (as hereafter defined)), from Flavors Holdings Inc. (“Flavors Holdings”), MW Holdings I LLC (“MW Holdings I”), MW Holdings III LLC (“MW Holdings III”), and Mafco Foreign Holdings, Inc. (“Mafco Foreign Holdings,” and together with Flavors Holdings, MW Holdings I, and MW Holdings III, the “Sellers”), pursuant to that certain Purchase Agreement (the “Purchase Agreement”) entered into by and among Act II and the Sellers dated as of December 19, 2019, as amended. In connection with the Domestication, Act II changed its name to “Whole Earth Brands, Inc.”

We are a global industry-leading platform, focused on the “better for you” consumer packaged goods (“CPG”) and ingredients space. Our branded products and ingredients are uniquely positioned to capitalize on the global secular consumer shift away from sugar and toward clean label products and natural alternatives. We operate a proven platform organized into two reportable segments.

Our Branded CPG and Flavors & Ingredient reportable segments are managed and organized through our indirect and wholly-owned subsidiaries, Merisant Company (collectively with its subsidiaries, “Merisant”) and Mafco Worldwide LLC (collectively with its subsidiaries and affiliates, “Mafco Worldwide,” and together with Merisant, “Merisant and MAFCO”), respectively.

•	Branded CPG, comprised of our Merisant division of operating companies, is a global CPG business focused on building a branded portfolio oriented toward serving customers seeking zero-calorie, low-calorie, natural, no-sugar-added and plant-based products. Our Branded CPG business operates leading brands in the low- and zero-calorie sweetener market, such as Whole Earth®, Equal®, Canderel® and Pure Via®, and existing branded adjacencies.

•	Flavors & Ingredients, comprised of our Mafco Worldwide division of operating companies, is our global, business-to-business focused operations with a long history as a trusted supplier of essential, functional ingredients to some of the CPG industry’s largest and most demanding customers. Our Flavors & Ingredients segment operates as our licorice-derived products business.

Acquisition

On June 24, 2020, we domesticated into a Delaware corporation and changed our name from “Act II Global Acquisition Corp.” to “Whole Earth Brands, Inc.” On June 25, 2020, we consummated the remainder of the Acquisition.

As a result of the Acquisition, Act II was identified as the acquirer for accounting purposes, and Merisant and MAFCO, which is the business conducted prior to the closing of the Acquisition, is the acquiree and accounting Predecessor. The Acquisition was accounted for as a business combination using the acquisition method of accounting, and the Successor’s financial statements reflect a new basis of accounting that is based on the fair value of net assets acquired. As a result of the application of the acquisition method of accounting as of the effective time of the Acquisition, the financial statements for the Predecessor Period and for the Successor Period are presented on different bases. The historical financial information of Act II prior to the Acquisition has not been reflected in the Predecessor Period financial statements.

Covid-19 Impact

COVID-19 surfaced in Wuhan, China in late 2019, and has since spread throughout the rest of the world. In March 2020, COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government. The pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, and resulted in significant travel restrictions, including mandated facility closures and shelter-in-place orders.

We have taken measures to protect the health and safety of our employees and implemented work from home arrangements, where possible, social distancing where working from home is not feasible including in our manufacturing facilities, deep cleaning protocols at all of our facilities and travel restrictions, among other measures. We have also taken appropriate measures to work with our customers to minimize potential disruption and to support the communities that we serve to address the challenges posed by the pandemic.

While we are currently experiencing stable to increasing consumer and customer demand for our products and have no supply disruptions, we are unable to fully determine the future impact of COVID-19 on demand for our products or our ability to supply our products. The full extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related containment and mitigation actions taken by national, state and local government officials across the world to prevent disease spread. The extent of the pandemic’s impact on us will also depend upon our employees’ ability to work safely in our facilities, our customers’ ability to continue to operate or receive our products, the ability of our suppliers to continue to operate, and the level of activity and demand for the ultimate product and services of our customers or their customers.

Results of Operations

Consolidated

	Successor	Predecessor
	From June 26, 2020 to	From April 1, 2020 to	From January 1, 2020	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2020	June 25, 2020	To June 25, 2020	June 30, 2019	June 30, 2019
Product revenues, net	$4,478	$62,356	$128,328	$68,993	$139,294
Cost of goods sold	2,708	37,515	77,627	41,324	82,864
Gross profit	1,770	24,841	50,701	27,669	56,430
Selling, general and administrative expenses	1,946	27,307	43,355	18,674	34,250
Amortization of intangible assets	141	2,393	4,927	2,656	5,312
Asset impairment charges	-	-	40,600	-	-
Restructuring and other expenses	-	-	-	394	542
Operating (loss) income	(317)	(4,859)	(38,181)	5,945	16,326
Interest expense, net	(116)	(66)	(238)	(53)	(105)
Other (expense) income, net	(62)	(920)	801	(1,410)	50
(Loss) income before income taxes	(495)	(5,845)	(37,618)	4,482	16,271
Provision (benefit) for income taxes	10	(364)	(3,482)	976	3,601
Net (loss) income	$(505)	$(5,481)	$(34,136)	$3,506	$12,670

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Product revenues, net. Product revenues, net were $4.5 million for the period from June 26, 2020 through June 30, 2020 and $62.4 million from April 1, 2020 through June 25, 2020. Product revenues for the combined three months ended June 30, 2020 were $66.8 million, a decrease of $2.2 million, or 3%, from $69.0 million for the three months ended June 30, 2019 due to a $3.9 million decline in revenues at Flavors & Ingredients, partially offset by a $1.8 million increase in product revenues at Branded CPG, as further described below.

Cost of goods sold. Cost of goods sold was $2.7 million for the period from June 26, 2020 through June 30, 2020 and $37.5 million from April 1, 2020 through June 25, 2020. Cost of goods sold for the combined three months ended June 30, 2020 was $40.2 million, a decrease of $1.1 million, or 3%, from $41.3 million for the three months ended June 30, 2019. The decline was primarily driven by lower volumes in the Flavors & Ingredients segment, partially offset by transaction bonuses of $0.4 million in 2020.

Selling, general and administrative expenses. Selling, general and administrative expenses were $1.9 million for the period from June 26, 2020 through June 30, 2020 and $27.3 million from April 1, 2020 through June 25, 2020. Selling, general and administrative expenses for the combined three months ended June 30, 2020 were $29.3 million, an increase of $10.6 million, or 57%, from $18.7 million for the three months ended June 30, 2019 primarily due to transaction bonuses of $10.6 million in 2020.

Amortization of intangible assets. Amortization of intangible assets was $0.1 million for the period from June 26, 2020 through June 30, 2020 and $2.4 million from April 1, 2020 through June 25, 2020. Amortization of intangible assets for the combined three months ended June 30, 2020 was $2.5 million, a decrease of $0.1 million from $2.7 million for the three months ended June 30, 2019.

Restructuring and other expenses. Restructuring and other expenses for the three months ended June 30, 2019 were $0.4 million.

Interest expense, net. Interest expense, net was $0.1 million for the period from June 26, 2020 through June 30, 2020 and $0.1 million from April 1, 2020 through June 25, 2020. Interest expense, net for the combined three months ended June 30, 2020 was $0.2 million, an increase of $0.1 million from $0.1 million for the three months ended June 30, 2019.

Other (expense) income, net. Other (expense) income, net was expense of $0.1 million for the period from June 26, 2020 through June 30, 2020 and expense of $0.9 million from April 1, 2020 through June 25, 2020. Other (expense) income, net for the combined three months ended June 30, 2020 was expense of $1.0 million, a decrease of $0.4 million from $1.4 million for the three months ended June 30, 2019. The decrease was due to lower foreign exchange losses.

Provision (benefit) for income taxes. Provision for income taxes was $0.01 million for the period from June 26, 2020 through June 30, 2020 and an income tax benefit of $0.4 million from April 1, 2020 through June 25, 2020. The benefit for income taxes for the combined three months ended June 30, 2020 was $0.4 million, an increase of $1.3 million from a tax provision for income taxes of $1.0 million for the three months ended June 30, 2019. The effective tax rate from June 26, 2020 through June 30, 2020 was an income tax provision of 2%. The effective tax rate from April 1, 2020 to June 25, 2020 was an income tax benefit of 6.2% compared to an income tax provision of 21.8% for the three months ended June 30, 2019. The effective tax rate for the period from June 26, 2020 through June 30, 2020 and for the period from April 1, 2020 through June 25, 2020 differs from the statutory federal rate of 21% primarily due to the U.S. tax effect of international operations including Global Intangible Low-Taxed Income (“GILTI”) recorded during the period.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Product revenues, net. Product revenues, net were $4.5 million for the period from June 26, 2020 through June 30, 2020 and $128.3 million from January 1, 2020 through June 25, 2020. Product revenues, net for the combined six months ended June 30, 2020 were $132.8 million, a decrease of $6.5 million, or 5%, from $139.3 million for the six months ended June 30, 2019 due to a decline of $7.0 million at Flavors & Ingredients, partially offset by a $0.5 million increase in product revenues at Branded CPG, as further discussed below.

Cost of goods sold. Cost of goods sold was $2.7 million for the period from June 26, 2020 through June 30, 2020 and $77.6 million from January 1, 2020 through June 25, 2020. Cost of goods sold for the combined six months ended June 30, 2020 was $80.3 million, a decrease of $2.5 million, or 3%, from $82.9 million for the six months ended June 30, 2019. This decrease was the result of lower volumes in the Flavors & Ingredients segment, partially offset by transaction bonuses of $0.4 million in 2020.

Selling, general and administrative expenses. Selling, general and administrative expenses were $1.9 million for the period from June 26, 2020 through June 30, 2020 and $43.4 million from January 1, 2020 through June 25, 2020. Selling, general and administrative expenses for the combined six months ended June 30, 2020 were $45.3 million, an increase of $11.1 million, or 32%, from $34.3 million for the six months ended June 30, 2019 primarily due to transaction bonuses of $10.6 million in 2020.

Amortization of intangible assets. Amortization of intangible assets was $0.1 million for the period from June 26, 2020 through June 30, 2020 and $4.9 million from January 1, 2020 through June 25, 2020. Amortization of intangible assets for the combined six months ended June 30, 2020 was $5.1 million, a decrease of $0.2 million, or 5%, from $5.3 million for the six months ended June 30, 2019.

Asset impairment charges. Asset impairment charges were $40.6 million for the combined six months ended June 30, 2020 and included an impairment charge of $22.9 million related to indefinite-lived intangible assets and a goodwill impairment charge of $17.7 million. The goodwill impairment charge of $17.7 million was the result of the Flavors & Ingredients and Branded CPG reporting units carrying value exceeding their fair value by $6.6 million and $11.1 million, respectively.

Restructuring and other expenses. Restructuring and other expenses were $0.5 million for the six months ended June 30, 2019.

Interest expense, net. Interest expense, net was $0.1 million for the period from June 26, 2020 through June 30, 2020 and $0.2 million from January 1, 2020 through June 25, 2020. Interest expense, net for the combined six months ended June 30, 2020 was $0.4 million, an increase of $0.2 million from $0.1 million for the six months ended June 30, 2019. The increase was due to the new credit facility and amortization of debt issuance costs.

Other (expense) income, net. Other (expense) income, net was expense of $0.1 million for the period from June 26, 2020 through June 30, 2020 and income of $0.8 million from January 1, 2020 through June 25, 2020. Other (expense) income, net for the combined six months ended June 30, 2020 was income of $0.8 million, an increase of $0.7 million from income of $0.1 million for the six months ended June 30, 2019. The increase was the result of higher foreign exchange gains.

Provision (benefit) for income taxes. Provision for income taxes was $0.01 million for the period from June 26, 2020 through June 30, 2020 and an income tax benefit of $3.5 million from January 1, 2020 through June 25, 2020. The benefit for income taxes for the combined six months ended June 30, 2020 was $3.5 million, an increase of $7.1 million from a tax provision for income taxes of $3.6 million for the six months ended June 30, 2019. The effective tax rate from June 26, 2020 through June 30, 2020 was an income tax provision of 2%. The effective tax rate for the period from June 26, 2020 through June 30, 2020 differs from the statutory federal rate of 21% primarily due to the U.S. tax effect of international operations including GILTI recorded during the period. The effective tax rate from January 1, 2020 through June 25, 2020 was an income tax benefit of 9.3% compared to an income tax provision of 22.1% for the prior period. The effective tax rate from January 1, 2020 through June 25, 2020 differs from the statutory federal rate of 21% primarily due to the impact of impairment charges on non-deductible goodwill and the U.S. tax effect of international operations including GILTI recorded during the period.

Results of Operations by Segment

Branded CPG

	Successor	Predecessor
	From	From	From	Three	Six
	June 26, 2020	April 1, 2020	January 1, 2020	Months Ended	Months Ended
(In thousands)	to June 30, 2020	to June 25, 2020	to June 25, 2020	June 30, 2019	June 30, 2019
Product revenues, net	$2,551	$40,530	$80,749	$41,323	$82,806
Operating (loss) income	$(106)	$(5,151)	$(14,463)	$737	$4,517

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Segment Product Revenues, net. Product revenues, net for Branded CPG were $2.6 million for the period from June 26, 2020 through June 30, 2020 and $40.5 million from April 1, 2020 through June 25, 2020. Product revenues, net for Branded CPG for the combined three months ended June 30, 2020 were $43.1 million, an increase of $1.8 million, or 4%, from $41.3 million for the three months ended June 30, 2019. Higher sales were driven by increased distribution of Whole Earth Sweetener, growth in adjacencies, and continued growth in our Asia-Pacific business, partially offset by the negative impact of foreign exchange.

Segment Operating (Loss) Income. Operating loss for Branded CPG was $0.1 million for the period from June 26, 2020 through June 30, 2020 and $5.2 million from April 1, 2020 through June 25, 2020. Operating loss for Branded CPG for the combined three months ended June 30, 2020 was $5.3 million, a decrease of $6.0 million from operating income of $0.7 million for the three months ended June 30, 2019. This decrease was due to transaction bonuses of $7.2 million in 2020, partially offset by increased revenue as discussed above.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Segment Product Revenues, net. Product revenues, net for Branded CPG were $2.6 million for the period from June 26, 2020 through June 30, 2020 and $80.7 million from January 1, 2020 through June 25, 2020. Product revenues, net for Branded CPG for the combined six months ended June 30, 2020 were $83.3 million, an increase of $0.5 million, or 1%, from $82.8 million for the six months ended June 30, 2019. Higher sales were driven by increased distribution of Whole Earth Sweetener, growth in adjacencies, and continued growth in our Asia-Pacific business, partially offset by the negative impact of foreign exchange.

Segment Operating (Loss) Income. Operating loss for Branded CPG was $0.1 million for the period from June 26, 2020 through June 30, 2020 and $14.5 million from January 1, 2020 through June 25, 2020. Operating loss for Branded CPG for the combined six months ended June 30, 2020 was $14.6 million, a decrease of $19.1 million as compared to operating income of $4.5 million in the six month period ended June 30, 2019. The decline was primarily due to transaction bonuses of $7.2 million and a goodwill impairment charge of $11.1 million recorded in the first quarter of 2020.

Flavors & Ingredients

	Successor	Predecessor
	From	From	From	Three	Six
	June 26, 2020	April 1, 2020	January 1, 2020	Months Ended	Months Ended
(In thousands)	to June 30, 2020	to June 25, 2020	to June 25, 2020	June 30, 2019	June 30, 2019
Product revenues, net	$1,927	$21,826	$47,579	$27,670	$56,488
Operating (loss) income	$(211)	$292	$(23,718)	$5,208	$11,809

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Segment Product Revenues, net. Product revenues, net for Flavors & Ingredients were $1.9 million for the period from June 26, 2020 through June 30, 2020 and $21.8 million from April 1, 2020 through June 25, 2020. Product revenues, net for Flavors & Ingredients for the combined three months ended June 30, 2020 were $23.8 million, a decrease of $3.9 million, or 14%, from $27.7 million for the three months ended June 30, 2019, primarily driven by the decline in international tobacco revenues, partially offset by growth in Magnasweet and Pure Derivatives.

Segment Operating (Loss) Income. Operating loss for Flavors & Ingredients was $0.2 million for the period from June 26, 2020 through June 30, 2020 and operating income of $0.3 million from April 1, 2020 through June 25, 2020. Operating income for Flavors & Ingredients for the combined three months ended June 30, 2020 was $0.1 million, a decline of $5.1 million, from operating income of $5.2 million in the three months ended June 30, 2019, primarily driven by transaction bonuses of $3.8 million and a decline in revenues.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Segment Product Revenues, net. Product revenues, net for Flavors & Ingredients was were $1.9 million for the period from June 26, 2020 through June 30, 2020 and $47.6 million from January 1, 2020 through June 25, 2020. Product revenues, net for Flavors & Ingredients for the combined six months ended June 30, 2020 were $49.5 million, a decrease of $7.0 million, or 12%, from $56.5 million for the six months ended June 30, 2019, primarily driven by the decline in International Tobacco revenues, partially offset by growth in Magnasweet and Pure Derivatives.

Segment Operating (Loss) Income. Operating loss for Flavors & Ingredients was $0.2 million for the period from June 26, 2020 through June 30, 2020 and $23.7 million from January 1, 2020 through June 25, 2020. Operating loss for Flavors & Ingredients for the combined six months ended June 30, 2020 was $23.9 million, a decrease of $35.7 million as compared to operating income of $11.8 million for the six months ended June 30, 2019. The decline was primarily due to asset impairment charges totaling $29.5 million recorded in the first quarter of 2020, lower revenues, and transaction bonuses of $3.8 million in 2020.

Liquidity and Capital Resources

The Predecessor has historically funded operations with cash flow from operations and, when needed, with borrowings, which are described below.

We believe our sources of liquidity and capital, and new Loan Agreement will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months.

The following table shows summary cash flow information for the periods from June 26, 2020 through June 30, 2020, January 1, 2020 through June 25, 2020 and the six months ended June 30, 2019 (in thousands).

	Successor	Predecessor
	From	From	Six
	June 26, 2020	January 1, 2020	Months Ended
	to June 30, 2020	to June 25, 2020	June 30, 2019
Net cash (used in) provided by operating activities	$(3,997)	$19,908	$15,019
Net cash used in investing activities	(207,871)	(3,532)	(1,294)
Net cash provided by (used in) financing activities	207,861	(16,924)	(15,354)
Effect of exchange rates on cash and cash equivalents	17	215	(23)
Net decrease in cash and cash equivalents	$(3,990)	$(333)	$(1,652)

Operating activities. Net cash used in operating activities was $4.0 million in the period from June 26, 2020 through June 30, 2020. Net cash provided by operating activities was $19.9 million from January 1, 2020 through June 25, 2020. Net cash provided by operating activities for the combined six month period ended June 30, 2020 was $15.9 million compared to $15.1 million for the six months ended June 30, 2019. The increase was primarily attributable to favorable working capital changes.

Investing activities. Net cash used in investing activities was $207.9 million in the period from June 26, 2020 through June 30, 2020 which included cash paid of $386.7 related to the Acquisition and $178.9 million of cash transferred from the trust account. Net cash used in investing activities was $3.5 million from January 1, 2020 through June 25, 2020 and was entirely related to capital expenditures. Net cash used in investing activities was $1.3 million in the six months ended June 30, 2019.

Financing activities. Net cash provided by financing activities was $207.9 million in the period from June 26, 2020 to June 30, 2020 and reflects $140 million of proceeds from the new Loan Agreement (as defined and described below), net of debt issuance costs of $7.1 million and proceeds from the sale of common stock and warrants of $75 million. Net cash used in financing activities was $16.9 million from January 1, 2020 through June 25, 2020 due to $8.5 million of payments, offset by $3.5 million of borrowings related to the prior revolving credit facility and $11.9 million due to funding to the parent. Net cash used by financing activities was $15.4 million in the six months ended June 30, 2019 due to funding to the parent.

Indebtedness

New Loan Agreement

In connection with the Acquisition, on June 25, 2020, we entered into a senior secured loan agreement (the “Loan Agreement”) which contained a Revolving Credit Facility and a Term Loan Facility with Toronto Dominion (Texas) LLC, as administrative agent, BOFA Securities Inc., as Syndication Agent, BMO Capital Markets Corp. and Truist Bank, as documentation agents, and the other lenders party thereto. For more information on the Loan Agreement, see the section entitled “Item 1.01 — Entry into Material Definitive Agreement — Credit Agreement” in the first Current Report on Form 8-K we filed with the SEC on June 30, 2020 (the “Closing Form 8-K”).

The Loan Agreement provides for a term loan facility of $140.0 million and a revolving credit facility of up to $50.0 million. As of June 30, 2020, there was a $0.7 million outstanding letter of credit that reduced our availability under the revolving loan facility.

As of June 30, 2020, we had term loan borrowings of $134.8 million, net of deferred issuance costs under the Loan Agreement and were in compliance with the related financial covenants. Additionally, there were no borrowings under the revolving loan facility at June 30, 2020.

The Loan Agreement requires us to make certain mandatory prepayments, with (i) 100% of net cash proceeds of all non-ordinary course asset sales or other dispositions of property in excess of $5,000,000 in any fiscal year, subject to the ability to reinvest such proceeds and certain other exceptions, (ii) 100% of the net cash proceeds of any debt incurrence, other than debt permitted under the definitive agreements (but excluding debt incurred to refinance the Loan Agreement) and (iii) 50% of “Excess Cash Flow,” as defined in the Loan Agreement which is included as an exhibit to this Quarterly Report on Form 10-Q, with a reduction to 25% if the total net leverage ratio for the fiscal year is less than or equal to 2.50 to 1.00 but greater than 2.00 to 1.00, and a reduction to 0% if the total net leverage ratio for the fiscal year is less than or equal to 2.00 to 1.00. We are also required to make quarterly amortization payments equal to (i) 1.25% per annum of the original principal amount of the Term Loan Facility during the first, second and third years after the closing date of the Credit Facilities, commencing after the first full fiscal quarter after the closing date of the Loan Agreement, and (ii) 2.50% per annum of the original principal amount of the term loan facility during the fourth and fifth years after the closing date of the Loan Agreement (subject to reductions by optional and mandatory prepayments of the loans). We may prepay the term loan facility at any time without premium or penalty, subject to payment of customary breakage costs.

The Loan Agreement contains financial covenants and a number of traditional negative covenants including negative covenants related to the following subjects: consolidations, mergers, and sales of assets; limitations on the incurrence of certain liens; limitations on certain indebtedness; limitations on the ability to pay dividends; and certain affiliate transactions.

The Loan Agreement also contains certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders under the Loan Agreement are entitled to take various actions, including the acceleration of amounts due under the loan and all actions permitted to be taken by a secured creditor.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, income or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table summarizes certain of our obligations as of June 30, 2020 and the estimated timing and effect that such obligations are expected to have on liquidity and cash flows in future periods (in thousands):

	Total	2020	2021	2022	2023	2024	Thereafter
Debt	$140,000	$3,500	$7,000	$7,000	10,500	$14,000	$98,000
Interest on debt	27,527	3,182	6,107	5,788	5,448	4,883	2,119
Minimum lease obligations(a)	16,867	1,797	3,683	3,374	3,300	1,839	2,874
Total	$184,394	$8,479	$16,790	$16,162	$19,248	$20,722	$102,993

(a) Minimum lease obligations do not include sublease rental income.

In addition, at June 30, 2020, Mafco Worldwide had obligations to purchase $26.3 million of raw materials; however, we are unable to make reasonably reliable estimates of the timing of such payments and, therefore, the related commitment has been excluded from the table above.

Critical Accounting Policies and Recently Issued Accounting Pronouncements

Leasing

As of the Acquisition date, we account for leases pursuant to Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under the new standard, a right-of-use asset and a lease liability is recorded for all leases with a term greater than 12 months. Lease right-of-use assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using our incremental borrowing rate applicable to the lease asset, unless the implicit rate is readily determinable.

Our lease portfolio includes one factory building, office space, warehouses, material handling equipment, vehicles and office equipment. All of our leases are classified as operating leases as of June 30, 2020.

For information regarding our other critical accounting policies and recently issued accounting pronouncements, see our unaudited condensed consolidated financial statements and the related notes to those statements included under Item 1 hereof and our audited combined financial statements and accompanying notes of Mafco Worldwide and Merisant for each of the two years ended December 31, 2019 and 2018 and the audited financial statements and accompanying notes for Act II for the year ended December 31, 2019, which are included in the final prospectus and definitive proxy statement filed with the Securities and Exchange Commission by Act II on May 13, 2020.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

Not applicable as a smaller reporting company.

Item 4.       Controls and Procedures

Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2020, we completed the Acquisition and the internal controls of Merisant and MAFCO became our internal controls. We are engaged in the process of the design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations subsequent to the Acquisition.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

Elstein v. Simon et al., Index No. 603599/2020 (Nassau Cnty. Mar. 6, 2020).

By complaint filed March 6, 2020, a shareholder of Act II brought an individual and derivative suit with respect to the Business Combination. The plaintiff brings three derivative claims under Cayman Islands law: (I) breaches of fiduciary duties as to the individual director defendants; (II) failure to disclose material information regarding the business combination as to the individual director defendants; and (III) aiding and abetting director defendants’ breaches of fiduciary duties as to Flavors Holdings Inc., also named as a defendant. The plaintiff alleges that the individual defendants breached their fiduciary duties by acting in their own self-interest in causing or facilitating the Purchase Agreement, that Flavors Holdings Inc. aided and abetted such breaches, and that such conflicts of interest and breaches, and other allegedly material information, were not disclosed to shareholders. The plaintiff also brings one direct negligent misrepresentation claim under New York common law alleging that the proxy statement filed on February 14, 2020, soliciting the shareholder vote contained false and misleading statements and omissions. We believe that these claims are without merit and will defend against them vigorously.

On May 18, 2020, the plaintiff filed an order to show cause seeking a preliminary injunction halting the impending shareholder vote on the Business Combination. Then, on June 12, 2020, the plaintiff filed an order to show cause seeking a temporary restraining order of that vote. On June 14, 2020, the defendants filed a response to the plaintiff’s requests, and on June 15, 2020, without a hearing, the Court denied both of the plaintiff’s applications, holding that the plaintiff failed to present prima facie entitlement to the relief sought.

On August 10, 2020, the parties stipulated and agreed to discontinue the Elstein action without prejudice. Pursuant to the stipulation order, each party is required to bear its own attorneys’ fees and costs, and we are obligated to provide notice of such stipulation of discontinuance without prejudice to our stockholders via this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors.

As a result of the closing of the business combination on June 25, 2020, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 no longer apply. For risk factors relating to our business following the business combination, please refer to the section entitled “Risk Factors” in the Closing Form 8-K, including the risk factors incorporated by reference therein.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

On June 25, 2020, in connection with the closing of the business combination, we issued an aggregate of 7,500,000 shares of Whole Earth Brands, Inc. common stock and 5,263,500 private placement warrants exercisable for 2,631,750 shares of Whole Earth Brands, Inc. common stock. We issued such shares of common stock in a transaction not involving an underwriter and not requiring registration under Section 5 of the Securities Act of 1933, as amended, in reliance on the exemption afforded by Section 4(a)(2) thereof and Regulation S promulgated thereunder. No separate fees or commissions were paid to the placement agents other than payments made to such institutions for other services rendered in connection with Act II’s initial public offering and/or the business combination.

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       Mine Safety Disclosures.

Not applicable.

Item 5.       Other Information.

None.

Item 6.        Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1†	Purchase Agreement dated as of December 19, 2019, by and among Act II Global Acquisition Corp., Flavors Holdings Inc., MW Holdings I LLC, MW Holdings III LLC and Mafco Foreign Holdings, Inc. (incorporated by reference to Exhibit 2.1 of Act II’s Current Report on Form 8-K/425 (File No. 001-38880), filed with the SEC on December 23, 2019).
2.2†	Amendment No. 1 to Purchase Agreement dated as of February 12, 2020 by and among Act II Global Acquisition Corp., Flavors Holdings Inc., MW Holdings I LLC, MW Holdings III LLC and Mafco Foreign Holdings, Inc. (incorporated by reference to Exhibit 2.1 of Act II’s Current Report on Form 8-K/425 (File No. 001-38880), filed with the SEC on February 13, 2020).
2.3†	Amendment No. 2 to Purchase Agreement dated as of May 8, 2020, by and among Act II Global Acquisition Corp., Project Taste Intermediate LLC, Flavors Holdings Inc., MW Holdings I LLC, MW Holdings III LLC and Mafco Foreign Holdings, Inc. (incorporated by reference to Exhibit 2.1 of Act II’s Current Report on Form 8-K/425 (File No. 001-38880), filed with the SEC on May 11, 2020).
2.4†	Amendment No. 3 to Purchase Agreement dated as of June 15, 2020, by and among Act II Global Acquisition Corp., Project Taste Intermediate LLC, Flavors Holdings Inc., MW Holdings I LLC, MW Holdings III LLC and Mafco Foreign Holdings, Inc. (incorporated by reference to Exhibit 2.1 of Act II’s Current Report on Form 8-K/425 (File No. 001-38880), filed with the SEC on June 16, 2020).
3.1	Certificate of Incorporation of Whole Earth Brands, Inc. (incorporated by reference to Exhibit 3.1 of Whole Earth Brands, Inc.’s Current Report on Form 8-K (File Number 001-38880), filed with the SEC on June 30, 2020).
3.2	Bylaws of Whole Earth Brands, Inc. (incorporated by reference to Exhibit 3.2 of Whole Earth Brands, Inc.’s Current Report on Form 8-K (File Number 001-38880), filed with the SEC on June 30, 2020).
3.3	Certificate of Domestication of Act II (incorporated by reference to Exhibit 3.3 of Whole Earth Brands, Inc.’s Current Report on Form 8-K (File Number 001-38880), filed with the SEC on June 30, 2020).
4.1	Specimen Common Stock Certificate of Whole Earth Brands, Inc. (incorporated by reference to Exhibit 4.5 of Act II’s Form S-4/A (File No. 333-236459), filed with the SEC on May 11, 2020).
4.2	Amended and Restated Warrant Agreement dated as of June 25, 2020, by and between Whole Earth Brands, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 of Whole Earth Brands, Inc.’s Current Report on Form 8-K (File Number 001-38880), filed with the SEC on June 30, 2020).
10.1#‡	Loan Agreement dated June 25, 2020, by and among Whole Earth Brands, Inc., Toronto Dominion (Texas) LLC, as administrative agent, and certain lenders signatory thereto (incorporated by reference to Exhibit 10.1 of Whole Earth Brands, Inc.’s Current Report on Form 8-K (File Number 001-38880), filed with the SEC on June 30, 2020).
10.2	Sponsor Support Agreement dated as of December 19, 2019, by and among Act II Global LLC, Act II Global Acquisition Corp., Flavors Holdings Inc., MW Holdings I LLC, MW Holdings III LLC and Mafco Foreign Holdings, Inc. (incorporated by reference to Exhibit 10.1 of Act II’s Current Report on Form 8-K/425 (File No. 001-38880), filed with the SEC on December 23, 2019).
10.3	Amendment No. 1 to Sponsor Support Agreement dated as of February 12, 2020, by and among Act II Global LLC, Act II Global Acquisition Corp., Flavors Holdings Inc., MW Holdings I LLC, MW Holdings III LLC and Mafco Foreign Holdings, Inc. (incorporated by reference to Exhibit 10.1 of Act II’s Current Report on Form 8-K/425 (File No. 001-38880), filed with the SEC on February 13, 2020).
10.4	Amendment No. 2 to Sponsor Support Agreement dated as of June 15, by and among Act II Global LLC, Act II Global Acquisition Corp., Flavors Holdings Inc., MW Holdings I LLC, MW Holdings III LLC and Mafco Foreign Holdings, Inc. (incorporated by reference to Exhibit 10.1 of Act II’s Current Report on Form 8-K/425 (File No. 001-38880), filed with the SEC on June 16, 2020).
10.5+	Whole Earth Brands, Inc. 2020 Long-Term Incentive Award Plan (incorporated by reference to Exhibit 10.5 of Whole Earth Brands, Inc.’s Current Report on Form 8-K (File Number 001-38880), filed with the SEC on June 30, 2020).
10.6+	Form of Indemnity Agreement, between Whole Earth Brands, Inc. and its directors and officers (incorporated by reference to Exhibit 10.11 of Act II’s Form S-4/A (File No. 333-236459), filed with the SEC on May 11, 2020).
10.7	Registration Rights Agreement dated April 25, 2019, among Act II Global Acquisition Corp., Act II Global LLC and certain other security holders named therein (incorporated by reference to Exhibit 10.4 to Act II’s Current Report on Form 8-K (File No. 333-236459) filed with the SEC on May 1, 2019).
10.8+	Letter Agreement dated November 16, 2019, by and among Merisant Company, Flavors Holdings Inc. and Andy Rusie (incorporated by reference to Exhibit 10.13 of Act II’s Form S-4/A (File No. 333-236459), filed with the SEC on April 10, 2020).
10.9+	Offer Letter, dated as of January 25, 2016, by and between Merisant Company 2 SARL and Albert Manzone (incorporated by reference to Exhibit 10.14 of Act II’s Form S-4/A (File No. 333-236459), filed with the SEC on April 10, 2020).
10.10+	Amendment to Offer Letter dated as of July 1, 2017, by and between Merisant Company 2 SARL and Albert Manzone (incorporated by reference to Exhibit 10.15 of Act II’s Form S-4/A (File No. 333-236459), filed with the SEC on April 10, 2020).
10.11+	2018 Amendment to Offer Letter dated as of November 4, 2018, by and between Merisant Company 2 SARL and Albert Manzone (incorporated by reference to Exhibit 10.16 of Act II’s Form S-4/A (File No. 333-236459), filed with the SEC on April 10, 2020).
10.12+	3rd Amendment to Offer Letter dated as of June 10, 2019, by and between Merisant Company 2 SARL and Albert Manzone (incorporated by reference to Exhibit 10.17 of Act II’s Form S-4/A (File No. 333-236459), filed with the SEC on April 10, 2020).
10.13+	4th Amendment to Offer Letter dated as of July 23, 2019, by and between Merisant Company 2 SARL and Albert Manzone (incorporated by reference to Exhibit 10.18 of Act II’s Form S-4/A (File No. 333-236459), filed with the SEC on April 10, 2020).

10.14+	5th Amendment to Offer Letter dated as of September 9, 2019, by and between Merisant Company 2 SARL and Albert Manzone (incorporated by reference to Exhibit 10.19 of Act II’s Form S-4/A (File No. 333-236459), filed with the SEC on April 10, 2020).
10.15+	Executive Employment Agreement dated as of January 1, 2014, by and between MacAndrews & Forbes Holdings Inc. and Lucas Bailey (incorporated by reference to Exhibit 10.20 of Act II’s Form S-4/A (File No. 333-236459), filed with the SEC on April 10, 2020).
10.16+	First Amendment to Executive Employment Agreement dated as of May 13, 2015, by and between Mafco Worldwide Corporation and Lucas Bailey (incorporated by reference to Exhibit 10.21 of Act II’s Form S-4/A (File No. 333-236459), filed with the SEC on April 10, 2020).
10.17+	Second Amendment to Executive Employment Agreement dated as of February 11, 2017, by and between Mafco Worldwide Corporation and Lucas Bailey (incorporated by reference to Exhibit 10.22 of Act II’s Form S-4/A (File No. 333-236459), filed with the SEC on April 10, 2020).
10.18+	Fourth Amendment to Executive Employment Agreement dated as of May 8, 2018, by and between Mafco Worldwide LLC and Lucas Bailey (incorporated by reference to Exhibit 10.23 of Act II’s Form S-4/A (File No. 333-236459), filed with the SEC on April 10, 2020).
10.19+	Fifth Amendment to Executive Employment Agreement dated as of December 19, 2019, by and between Mafco Worldwide Corporation and Lucas Bailey (incorporated by reference to Exhibit 10.24 of Act II’s Form S-4/A (File No. 333-236459), filed with the SEC on April 10, 2020).
10.20	Form of Subscription Agreement by and between Act II Global Acquisition Corp. and the subscribers signatory thereto (incorporated by reference to Exhibit 10.3 of Act II’s Current Report on Form 8-K/425 (File No. 001-38880), filed with the SEC on February 13, 2020).
10.21	Escrow Agreement dated as of June 25, 2020, by and among Act II Sponsor LLC, Whole Earth Brands, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.21 of Whole Earth Brands, Inc.’s Current Report on Form 8-K (File Number 001-38880), filed with the SEC on June 30, 2020).
14.1	Whole Earth Brands, Inc. Code of Ethics, as adopted on June 24, 2020 (incorporated by reference to Exhibit 14.1 of Whole Earth Brands, Inc.’s Current Report on Form 8-K (File Number 001-38880), filed with the SEC on June 30, 2020).
16.1	Letter from Marcum LLP to the SEC dated June 30, 2020 (incorporated by reference to Exhibit 16.1 of Whole Earth Brands, Inc.’s Current Report on Form 8-K (File Number 001-38880), filed with the SEC on June 30, 2020).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of Whole Earth Brands, Inc.’s Current Report on Form 8-K (File Number 001-38880), filed with the SEC on June 30, 2020).
31.1*	Certification of Principal Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management or compensatory plan

†	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

#	Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.
‡	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item 601(b)(10).

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Whole Earth Brands, Inc.

/s/ Albert Manzone
Date: August 14, 2020	Name:	Albert Manzone
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew Rusie
Date: August 14, 2020	Name:	Andrew Rusie
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)