Form 10-Q
period 2020-09-30
Whole Earth Brands, Inc.
filed 2020-11-16
CIK 1753706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                            to
Commission File No. 001-38880

Whole Earth Brands, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-4101973 (I.R.S. Employer Identification No.)
125 S. Wacker Drive, Suite 3150 Chicago, Illinois	60606
(Address of Principal Executive Offices)	(Zip Code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 13, 2020, there were 38,426,669 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

WHOLE EARTH BRANDS, INC.
(f/k/a ACT II GLOBAL ACQUISITION CORP.)
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1.         Financial Statements.

Whole Earth Brands, Inc.
Condensed Consolidated Financial Statements (Unaudited)
For the Quarter Ended September 30, 2020

Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2020 (Successor) and December 31, 2019 (Predecessor)	5

Condensed Consolidated Statements of Operations for the three months ended September 30, 2020 (Successor), the periods June 26, 2020 through September 30, 2020 (Successor), January 1, 2020 through June 25, 2020 (Predecessor), and the three and nine months ended September 30, 2019 (Predecessor)	6

Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2020 (Successor), the periods June 26, 2020 through September 30, 2020 (Successor), January 1, 2020 through June 25, 2020 (Predecessor), and the three and nine months ended September 30, 2019 (Predecessor)	7

Condensed Consolidated Statements of Equity for the three months ended September 30, 2020 (Successor), the periods June 26, 2020 through September 30, 2020 (Successor), January 1, 2020 through June 25, 2020 (Predecessor), and the three and nine months ended September 30, 2019 (Predecessor)	8

Condensed Consolidated Statements of Cash Flows for the periods June 26, 2020 through September 30, 2020 (Successor), January 1, 2020 through June 25, 2020 (Predecessor) and the nine months ended September 30, 2019	9

Notes to Condensed Consolidated Financial Statements	10
Note 1: Basis of Presentation and Significant Accounting Policies	10
Note 2: Business Combination	12
Note 3: Leases	14
Note 4: Inventories	15
Note 5: Goodwill and Other Intangible Assets	16
Note 6: Debt	16
Note 7: Fair Value of Financial Instruments	17
Note 8: Commitments and Contingencies	18
Note 9: Income Taxes	18
Note 10: Pension Benefits	19
Note 11: Stock-Based Compensation	20
Note 12: Stockholders’ Equity	20
Note 13: Earnings Per Share	21
Note 14: Accumulated Other Comprehensive Income (loss)	22
Note 15: Related Party Transactions	22
Note 16: Business Segments	23
Note 17: Subsequent Events	24

Whole Earth Brands, Inc.
Condensed Consolidated Balance Sheets
(In thousands of dollars, except for share and per share data)
(Unaudited)

	(Successor)	(Predecessor)
	September 30, 2020	December 31, 2019
Assets
Current Assets
Cash and cash equivalents	$49,081	$10,395
Accounts receivable (net of allowances of $15 and $2,832, respectively)	54,281	55,031
Inventories	103,546	121,129
Prepaid expenses and other current assets	5,134	7,283
Total current assets	212,042	193,838

Property, Plant and Equipment, net	41,398	20,340

Other Assets
Operating lease right-of-use assets	12,378	—
Goodwill	124,874	130,870
Other intangible assets, net	144,809	251,243
Deferred tax assets, net	1,023	1,368
Other assets	3,772	2,192
Total Assets	$540,296	$599,851

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$21,643	$26,240
Accrued expenses and other current liabilities	29,777	28,040
Current portion of operating lease liabilities	3,423	—
Current portion of long-term debt	7,000	—
Total current liabilities	61,843	54,280
Non-Current Liabilities
Long-term debt	126,281	—
Due to related party	—	8,400
Deferred tax liabilities, net	17,400	31,538
Operating lease liabilities, less current portion	11,659	—
Other liabilities	15,892	17,883
Total Liabilities	233,075	112,101
Commitments and contingencies (Note 8)	—	—
Stockholders’ equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 220,000,000 shares authorized; 38,426,669 shares issued and outstanding	4	—
Additional paid-in capital	324,417	—
Accumulated deficit	(20,345)	—
Accumulated other comprehensive income	3,145	—
Net parent investment	—	487,750
Total stockholders’ equity	307,221	487,750
Total Liabilities and Stockholders’ Equity	$540,296	$599,851
See Notes to Unaudited Consolidated Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated Statements of Operations
(In thousands of dollars, except for share and per share data)
(Unaudited)

	(Successor)		(Predecessor)
	Three Months Ended September 30, 2020	From June 26, 2020 to September 30, 2020	From January 1, 2020 to June 25, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Product revenues, net	$67,002	$71,480	$128,328	$64,060	$203,354
Cost of goods sold	48,357	51,065	77,627	38,173	121,037
Gross profit	18,645	20,415	50,701	25,887	82,317

Selling, general and administrative expenses	14,881	16,827	43,355	14,770	49,020
Amortization of intangible assets	2,700	2,841	4,927	2,656	7,968
Asset impairment charges	—	—	40,600	—	—
Restructuring and other expenses	—	—	—	608	1,150

Operating income (loss)	1,064	747	(38,181)	7,853	24,179

Interest expense, net	(2,045)	(2,161)	(238)	(237)	(342)
Other (expense) income, net	(170)	(232)	801	(716)	(666)
(Loss) income before income taxes	(1,151)	(1,646)	(37,618)	6,900	23,171
Provision (benefit) for income taxes	1,684	1,694	(3,482)	1,627	5,228
Net (loss) income	$(2,835)	$(3,340)	$(34,136)	$5,273	$17,943

Net loss per share – Basic and diluted	$(0.07)	$(0.09)

See Notes to Unaudited Consolidated Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands of dollars)
(Unaudited)

	(Successor)		(Predecessor)
	Three Months Ended September 30, 2020	From June 26, 2020 to September 30, 2020	From January 1, 2020 to June 25, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Net (loss) income	$(2,835)	$(3,340)	$(34,136)	$5,273	$17,943
Other comprehensive income (loss), net of tax:
Net change in pension benefit obligations recognized	—	—	318	—	—
Foreign currency translation adjustments	3,130	3,145	(2,286)	(3,013)	(4,067)
Total other comprehensive income (loss), net of tax	3,130	3,145	(1,968)	(3,013)	(4,067)
Comprehensive income (loss)	$295	$(195)	$(36,104)	$2,260	$13,876
See Notes to Unaudited Consolidated Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated Statements of Equity
(In thousands of dollars)
(Unaudited)

(Predecessor)
Total Equity
Balance at January 1, 2019	$484,492
Funding to Parent, net	(12,117)
Net income	9,164
Other comprehensive loss, net of tax	(2,439)
Balance at March 31, 2019	$479,100
Funding to Parent, net	(3,237)
Net income	3,506
Other comprehensive income, net of tax	1,385
Balance at June 30, 2019	$480,754
Funding to Parent, net	(8,586)
Net income	5,273
Other comprehensive loss, net of tax	(3,013)
Balance at September 30, 2019	$474,428

Balance at January 1, 2020	$487,750
Funding to Parent, net	(12,262)
Net loss	(28,655)
Other comprehensive loss, net of tax	(1,836)
Balance at March 31, 2020	$444,997
Funding to Parent, net	338
Net loss	(5,481)
Other comprehensive loss, net of tax	(132)
Balance at June 25, 2020	$439,722

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 26, 2020	30,926,669	$3	—	$—	$250,366	$(16,703)	$—	$233,666
Issuance of warrants	—	—	—	—	7,895	—	—	7,895
Issuance of common stock	7,500,000	1	—	—	67,104	—	—	67,105
Other comprehensive income, net of tax	—	—	—	—	—	—	15	15
Net loss	—	—	—	—	—	(505)	—	(505)
Balance at June 30, 2020 (Successor)	38,426,669	$4	—	$—	$325,365	$(17,208)	$15	$308,176
Other	—	—	—	—	(948)	(302)	—	(1,250)
Other comprehensive income, net of tax	—	—	—	—	—	—	3,130	3,130
Net loss	—	—	—	—	—	(2,835)	—	(2,835)
Balance at September 30, 2020 (Successor)	38,426,669	$4	—	$—	$324,417	$(20,345)	$3,145	$307,221
See Notes to Unaudited Consolidated Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands of dollars)
(Unaudited)

	(Successor)	(Predecessor)
	From June 26, 2020 to September 30, 2020	From January 1, 2020 to June 25, 2020	Nine Months Ended September 30, 2019
Operating activities
Net (loss) income	$(3,340)	$(34,136)	$17,943
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	797	1,334	2,232
Amortization of intangible assets	2,841	4,927	7,968
Deferred income taxes	(3,490)	(5,578)	1,857
Asset impairment charges	—	40,600	—
Pension benefit (credit) expense, net	(154)	126	705
Changes in current assets and liabilities:
Accounts receivable	(6,535)	7,726	2,312
Inventories	5,022	3,576	2,580
Prepaid expenses and other current assets	(2,516)	3,330	(569)
Accounts payable, accrued liabilities and income taxes	(5,618)	507	(6,589)
Other, net	278	(2,504)	(1,870)
Net cash (used in) provided by operating activities	(12,715)	19,908	26,569

Investing activities
Capital expenditures	(2,139)	(3,532)	(2,276)
Acquisitions, net of cash acquired	(376,674)	—	—
Transfer from trust account	178,875	—	—
Net cash used in investing activities	(199,938)	(3,532)	(2,276)

Financing activities
Proceeds from revolving credit facility	—	3,500	—
Repayments of revolving credit facility	—	(8,500)	—
Long-term borrowings	140,000	—	—
Repayments of long-term borrowings	(1,750)	—	—
Debt issuance costs	(7,139)	—	—
Proceeds from sale of common stock and warrants	75,000	—	—
Funding to Parent, net	—	(11,924)	(23,940)
Net cash provided by (used in) financing activities	206,111	(16,924)	(23,940)

Effect of exchange rate changes on cash and cash equivalents	88	215	117
Net change in cash and cash equivalents	(6,454)	(333)	470
Cash and cash equivalents, beginning of period	55,535	10,395	7,205
Cash and cash equivalents, end of period	$49,081	$10,062	$7,675

Supplemental disclosure of cash flow information
Interest paid	$1,667	$798	$—
Taxes paid, net of refunds	$1,722	$2,244	$4,160
See Notes to Unaudited Consolidated Financial Statements

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Whole Earth Brands, Inc. and its consolidated subsidiaries (“Whole Earth Brands” or the “Company”) is a global industry-leading platform, focused on the “better for you” consumer packaged goods (“CPG”) and ingredients space. The Company has a global platform of branded products and ingredients, focused on the consumer transition towards natural alternatives and clean label products.
On June 24, 2020, Act II Global Acquisition Corp., a Cayman Islands exempted company (“Act II”), domesticated into a Delaware corporation (the “Domestication”), and on June 25, 2020 (the “Closing”), consummated the indirect acquisition (the “Acquisition”) of (i) all of the issued and outstanding equity interests of Merisant Company (“Merisant”), Merisant Luxembourg Sarl (“Merisant Luxembourg”), Mafco Worldwide LLC (“Mafco Worldwide”), Mafco Shanghai LLC (“Mafco Shanghai”), EVD Holdings LLC (“EVD Holdings”), and Mafco Deutschland GmbH (together with Merisant, Merisant Luxembourg, Mafco Worldwide, Mafco Shanghai, and EVD Holdings, and their respective direct and indirect subsidiaries, “Merisant and Mafco Worldwide”), and (ii) certain assets and liabilities of Merisant and Mafco Worldwide included in the Transferred Assets and Liabilities (as defined in the Purchase Agreement (as hereafter defined)), from Flavors Holdings Inc. (“Flavors Holdings”), MW Holdings I LLC (“MW Holdings I”), MW Holdings III LLC (“MW Holdings III”), and Mafco Foreign Holdings, Inc. (“Mafco Foreign Holdings,” and together with Flavors Holdings, MW Holdings I, and MW Holdings III, the “Sellers”), pursuant to that certain Purchase Agreement (the “Purchase Agreement”) entered into by and among Act II and the Sellers dated as of December 19, 2019, as amended. In connection with the Domestication, Act II changed its name to “Whole Earth Brands, Inc.”
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
As a result of the Acquisition, for accounting purposes, Act II was deemed to be the acquirer and Mafco Worldwide and Merisant Company were deemed to be the acquired parties and, collectively, the accounting predecessor. The Company’s financial statement presentation includes the combined financial statements of Mafco Worldwide and Merisant Company as the “Predecessor” for periods prior to the completion of the Acquisition and includes the consolidation of Mafco Worldwide and Merisant Company, for periods after the Closing (referred to as the “Successor”).
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
In the opinion of management, the financial statements contain all adjustments necessary to state fairly the financial position of the Company as of September 30, 2020 and the results of operations and cash flows for all periods presented. All adjustments reflected in the accompanying unaudited consolidated financial statements, which management believes are necessary to state fairly the financial position, results of operations and cash flows, have been reflected and are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation.
Principles of Consolidation—The consolidated financial statements include the accounts of Whole Earth Brands, Inc., and its indirect and wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from these estimates.
Recently Adopted Accounting Pronouncements—The Company qualifies as an emerging growth company (an “EGC”) and as such, has elected the extended transition period for complying with certain new or revised accounting pronouncements. During the extended transition period, the Company is not subject to certain new or revised accounting standards applicable to public companies. The accounting pronouncements pending adoption below reflect effective dates for the Company as an EGC with the extended transition period.
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-2, “Leases (Topic 842)”, and issued subsequent amendments to the initial guidance. The new guidance requires lessees to recognize assets and liabilities arising from leases as well as extensive quantitative and qualitative disclosures. The lessee needs to recognize on its balance sheet a right-of-use asset and a lease liability for the majority of its leases (other than leases with a term of less than 12 months). The lease liabilities should be equal to the present value of lease payments not yet paid. The right-of-use asset is measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial indirect costs. For public entities, the updated standard is effective for fiscal years beginning after December 15, 2018. This standard is effective for the Company as an EGC for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021, with early adoption permitted. Act II adopted the standard as of January 1, 2020. The Company recognized the leases acquired as part of the Acquisition on June 25, 2020, which were recorded pursuant to the aforementioned ASU. Refer to Note 3 for additional details.
In March 2017, the FASB issued ASU 2017-7, “Compensation - Retirement Benefits (Topic 715).” Under the new guidance, employers are required to present the service cost component of net periodic benefit cost in the same statement of operations caption as other employee compensation costs arising from services rendered during the period. Employers are required to present the other components of the net periodic benefit cost separately from the caption that includes the service costs and outside of any subtotal of operating profit and are required to disclose the caption used to present the other components of net periodic benefit cost, if not presented separately on the statement of operations. The Company adopted ASU 2017-7 effective in the second quarter of 2020. The adoption of this standard did not have an effect on the Company’s historically reported net income (loss) but resulted in a presentation reclassification which increased the Company’s historically reported operating profit by $0.1 million for the period from January 1, 2020 to June 25, 2020.
In February 2018, the FASB issued ASU 2018-2, “Income Statement-Reporting Comprehensive Income (Topic 220),” which amends existing standards for income statement-reporting comprehensive income to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from Tax Cuts and Jobs Act and improve the usefulness of information reported to financial statements users. ASU 2018-2 was effective for years beginning after December 15, 2018, and early adoption was permitted. On January 1, 2019, the Predecessor elected to adopt this standard on a full retrospective approach and reclassified $2.1 million from accumulated other comprehensive income within net parent investment.
New Accounting Standards—In March 2020, the FASB issued ASU 2020-4, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” Subject to meeting certain criteria, the new guidance provides optional expedients and exceptions to applying contract modification accounting under existing U.S. GAAP, to address the expected phase out of the London Inter-bank Offered Rate (“LIBOR”) by the end of 2021. The amendments in ASU 2020-4 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. The Company is currently evaluating the impact of adopting this standard but does not expect it to have a material impact on its consolidated financial statements.
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

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20).” The standard modifies certain disclosure requirements for employers that sponsor defined benefit pension and other postretirement benefit plans by removing disclosures that are no longer considered cost beneficial, clarifying specific requirements of disclosures, and adding disclosure requirements identified as relevant. This standard is effective for the Company as an EGC for the fiscal years beginning after December 15, 2021. Early adoption is permitted. The amendments in ASU 2018-14 should be applied retrospectively to each period presented. The Company is currently evaluating the impact of adopting ASU 2018-14 on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326).” The standard requires entities to estimate losses on financial assets measured at amortized cost, including trade receivables, debt securities and loans, using an expected credit loss model. The expected credit loss differs from the previous incurred losses model primarily in that the loss recognition threshold of “probable” has been eliminated and that expected loss should consider reasonable and supportable forecasts in addition to the previously considered past events and current conditions. Additionally, the guidance requires additional disclosures related to the further disaggregation of information related to the credit quality of financial assets by year of the asset’s origination for as many as five years. Entities must apply the standard provision as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. This standard is effective for the Company as an EGC for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2016-13 on its consolidated financial statements.
Stock-Based Compensation—In accordance with ASC Topic 718, “Compensation—Stock Compensation,” the Company recognizes stock-based compensation cost in its Consolidated Statements of Operations. Stock-based compensation cost is measured at the grant date for equity-classified awards and at the end of each reporting period for liability-classified awards based on the estimated fair value of the awards. ASC Topic 718 requires stock-based compensation expense to be recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service. Additional information pertaining to the Company’s stock-based compensation is provided in Note 11.
NOTE 2: BUSINESS COMBINATION
On June 25, 2020, pursuant to the Acquisition, the Company indirectly acquired Merisant and Mafco Worldwide in a transaction accounted for as a business combination under ASC Topic 805, “Business Combinations,” and was accounted for using the acquisition method. Under the acquisition method, the acquisition date fair value of the consideration paid by the Company was allocated to the assets acquired and the liabilities assumed based on their estimated fair values.
The following summarizes the preliminary purchase consideration (in thousands):

Base cash consideration	$387,500
Closing adjustment estimate	(764)
Total Purchase Price	$386,736

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company preliminarily recorded the fair value of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed as follows (in thousands):

Cash and cash equivalents	$10,062
Accounts receivable	46,959
Inventories	106,436
Prepaid expenses and other current assets	2,461
Property, plant and equipment, net	39,814
Operating lease right-of-use assets	12,541
Intangible assets	147,650
Deferred tax assets, net	1,202
Other assets	1,585
Total assets acquired	368,710
Accounts payable	19,356
Accrued expenses and other current liabilities	35,728
Current portion of operating lease liabilities	3,007
Operating lease liabilities, less current portion	12,208
Deferred tax liabilities, net	21,082
Other liabilities	15,467
Total liabilities assumed	106,848
Net assets acquired	261,862
Goodwill	124,874
Total Purchase Price	$386,736
The preliminary values allocated to identifiable intangible assets and their estimated useful lives are as follows:

Identifiable intangible assets	Fair Value (in thousands)	Useful life (in Years)
Customer relationships	$44,640	0.5 to 10
Tradenames	92,310	25
Product formulations	10,700	Indefinite
	$147,650
Goodwill represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and expected future market opportunities.
The Company’s preliminary allocation of purchase price was based upon preliminary valuations performed to determine the fair value of the net assets as of the acquisition date and is subject to adjustments for up to one year after the closing date of the acquisition to reflect final valuations. These final valuations of the assets and liabilities could have a material impact on the preliminary purchase price allocation disclosed above.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In the third quarter of 2020, the Company recorded measurement period adjustments to its initial allocation of purchase price as a result of ongoing valuation procedures on assets acquired and liabilities assumed, including (i) a decrease in accounts receivable of $0.3 million; (ii) a decrease in inventory of $2.7 million; (iii) a decrease in prepaid expenses and other current assets of $10.4 million (see discussion below); (iv) an increase in property, plant and equipment of $17.9 million due to the valuation of certain real estate; (v) a decrease in operating lease right-of-use assets of $2.7 million to adjust the value of the Company’s leases to market value; (vi) a decrease in intangible assets of $9.8 million; (vii) an increase in other assets of $0.6 million; (viii) an increase in accounts payable of $0.4 million; (ix) a decrease in deferred tax liabilities, net of $2.9 million; (x) a decrease in other liabilities of $1.0 million; and (xi) a decrease to goodwill of $6.2 million due to the incremental period adjustments discussed in items (i) through (x). The impact of measurement period adjustments to the results of operations resulted in an increase in cost of goods sold related to the fair value step-up in inventory acquired that was subsequently sold of $0.8 million for the period of June 26, 2020 to June 30, 2020.
The initial allocation of purchase price reflects a $10.1 million adjustment to prepaid expenses and other current assets as a result of a change to the consideration transferred relative to the initial purchase price allocation. This adjustment was also reflected as a reduction to the estimated closing adjustments, and therefore, the total purchase price.
Direct transaction-related costs consist of costs incurred in connection with the Acquisition. Act II incurred transaction costs of $17.0 million prior to the Acquisition which are reflected within the accumulated deficit within the Condensed Consolidated Statement of Changes in Equity. During the three months ended September 30, 2020, the Company identified $1.2 million of additional Act II transaction costs that had been incurred in connection with the Acquisition. The effect of correcting for these costs decreased additional paid-in capital by $0.9 million and accumulated deficit by $0.3 million.
Pro Forma Financial Information—The following unaudited pro forma financial information summarizes the results of operations for the Company as though the Acquisition had occurred on January 1, 2019 (in thousands):

	Pro Forma Statements of Operations
	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue	$67,002	$64,060	$199,808	$203,354
Net income (loss)	$4,971	$5,037	$(20,350)	$4,317
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
The Successor and Predecessor periods have been combined in the pro forma for the three and nine months ended September 30, 2020 and 2019 and include adjustments to reflect intangible asset amortization based on the economic values derived from definite-lived intangible assets, interest expense on the new debt financing, depreciation expense for certain real estate that has been adjusted to fair value, the release of the inventory fair value step-down into cost of goods sold and the elimination of non-recurring expense related to Predecessor transaction bonuses. These adjustments are net of taxes.
NOTE 3: LEASES
The Company measured Merisant and Mafco’s legacy lease agreements as if the leases were new at the Acquisition date and applied the provisions of Topic 842. This resulted in the recognition of right-of-use assets and operating lease liabilities of $15.2 million as of June 26, 2020. The right-of-use assets and operating lease liabilities at June 26, 2020 also included approximately $0.3 million related to one lease that Act II had applied the provisions of Topic 842 to effective January 1, 2020. In the third quarter of 2020, the Company recorded a measurement period adjustment that reduced the right-of-use assets by $2.7 million to adjust the value of the leases to market value. All leases are classified as operating leases.
The Company’s lease portfolio includes a factory building, office space, warehouses, material handling equipment, vehicles and office equipment.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The exercise of lease renewal options is at the Company’s sole discretion. For purposes of calculating operating lease liabilities, lease terms include options to extend the lease when it is reasonably certain that the Company will exercise that option.
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
For real estate and vehicle leases, the Company elected the practical expedient to not separate lease from non-lease components within the contract. Electing this practical expedient means the Company would account for each lease component and the related non-lease component together as a single component. For equipment leases, the Company has not elected this practical expedient and separates the non-lease components from the lease component.
The right-of-use asset is subsequently measured throughout the lease term at the carrying amount of the lease liability. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease expense for the period from June 26, 2020 through June 30, 2020 was not material. Lease expense for the three months ended September 30, 2020 was $1.1 million.
The following table presents the future maturities of the Company’s lease obligations as of September 30, 2020 (in thousands):

Remainder of 2020	$1,004
2021	3,738
2022	3,462
2023	3,387
2024	1,865
Thereafter	2,896
Total lease payments	16,352
Less: imputed interest	1,270
Total operating lease liabilities	$15,082
The weighted-average remaining lease term is 4.9 years and the weighted-average discount rate is 3.42%.
Cash paid for amounts included in the measurement of the lease liability and for supplemental non-cash information for the three months ended September 30, 2020 was $0.9 million and for the period from June 26, 2020 through June 30, 2020 was not material.
NOTE 4: INVENTORIES
Inventories consisted of the following (in thousands):

	(Successor)	(Predecessor)
	September 30, 2020	December 31, 2019
Raw materials and supplies	$60,418	$89,611
Work in process	1,122	387
Finished goods	42,006	31,131
Total inventories	$103,546	$121,129

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets consisted of the following (in thousands):

	(Successor)			(Predecessor)
	September 30, 2020			December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible assets subject to amortization
Customer relationships (useful life of 0.5 to 10 years)	$44,640	$(1,866)	$42,774	$105,000	$(38,731)	$66,269
Tradenames (useful life of 25 years)	92,310	(975)	91,335	95,055	(19,939)	75,116
Total	$136,950	$(2,841)	$134,109	$200,055	$(58,670)	$141,385
Other intangible assets not subject to amortization
Product formulations			10,700			109,858
Total other intangible assets, net			144,809			251,243
Goodwill			124,874			130,870
Total goodwill and other intangible assets			$269,683			$382,113
The Successor’s amortization expense for intangible assets was $2.7 million and $2.8 million for the three months ended September 30, 2020 and for the period from June 26, 2020 through September 30, 2020, respectively. The Predecessor’s amortization expense for intangible assets was $4.9 million, $2.7 million and $8.0 million for the periods from January 1, 2020 to June 25, 2020 and for the three and nine months ended September 30, 2019, respectively.
Amortization expense relating to amortizable intangible assets as of September 30, 2020 for the next five years is expected to be as follows (in thousands):

Remainder of 2020	$2,667
2021	9,004
2022	9,004
2023	9,004
2024	9,004
2025	8,963
NOTE 6: DEBT
Debt consisted of the following (in thousands):

	(Successor)	(Predecessor)
	September 30, 2020	December 31, 2019
Term Loan	$138,250	$—
Less: current portion	(7,000)	—
Less: debt issuance costs	(4,969)	—
Total non-current borrowings	$126,281	$—

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Loan Agreement—The Company entered into a Loan Agreement (the “Loan Agreement”) on June 25, 2020, with Toronto Dominion (Texas) LLC, as administrative agent, BMO Capital Markets Corp. and Truist Bank, as documentation agents, and the other lenders party thereto, which provided (x) a senior secured first lien term loan facility of $140 million that matures in five years on June 25, 2025 and (y) a first lien revolving credit facility of up to $50 million that also matures in five years. Loans outstanding under the first lien term loan facility and the first lien revolving credit facility accrue interest at a rate per annum equal to LIBOR subject to a floor of 1% plus a margin ranging from 3.00% to 3.75% or, at Company’s option, a base rate subject to a floor of 2% plus a margin ranging from 2.00% to 2.75%, depending on the achievement of certain leverage ratios. Undrawn amounts under the first lien revolving credit facility are expected to accrue a commitment fee at a rate per annum of 0.40% on the average daily undrawn portion of the commitments thereunder, with step downs to 0.30% upon achievement of certain leverage ratios. As of September 30, 2020, there were $2.1 million of outstanding letters of credit that reduced the Company’s availability under the revolving credit facility. Additionally, approximately $1.9 million of issuance costs allocated to the revolving credit facility were capitalized as an asset as of June 30, 2020 and are being amortized ratably over the commitment period of five years. There were no borrowings under the revolving credit facility as of September 30, 2020.
The Company converted the base rate term loan to a LIBOR loan on July 1, 2020 at an interest rate of 4.50%. Borrowings under the Loan Agreement are collateralized by substantially all of the Company’s assets, and the Loan Agreement includes restrictive qualitative and quantitative covenants. The Company was in compliance with its covenants under the Loan Agreement on September 30, 2020. The unpaid principal amount of the term loan is payable in quarterly installments on the last day of each fiscal quarter commencing on September 30, 2020. The payment for each of the first 12 fiscal quarters is equal to 1.25% of the beginning principal amount, or $1.75 million, and for the following seven fiscal quarters thereafter is 2.50%, or $3.5 million. The remaining principal payment on the term loan is due upon maturity.
NOTE 7: FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company measures and records in its consolidated financial statements certain assets and liabilities at fair value. ASC Topic 820 “Fair Value Measurement and Disclosures,” establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). This hierarchy consists of the following three levels:
•Level 1 – Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market.
•Level 2 – Assets and liabilities whose values are based on inputs other than those included in Level 1, including quoted market prices in markets that are not active; quoted prices of assets or liabilities with similar attributes in active markets; or valuation models whose inputs are observable or unobservable but corroborated by market data.
•Level 3 – Assets and liabilities whose values are based on valuation models or pricing techniques that utilize unobservable inputs that are significant to the overall fair value measurement.
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

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
As of September 30, 2020, the Company had obligations to purchase $22 million of raw materials through 2025; however, it is unable to make reasonably reliable estimates of the timing of such payments.
NOTE 9: INCOME TAXES
For the Successor period, the Company’s provision for income taxes consists of U.S., state and local, and foreign taxes. The Company has significant operations in various locations outside the U.S. The annual effective tax rate is a composite rate reflecting the earnings in the various locations at their applicable statutory tax rates.
For the Predecessor period, income taxes as presented herein attribute current and deferred income taxes of the Company’s financial statements in a manner that is systematic, rational, and consistent with the asset and liability method described by ASC 740, “Income Taxes.” Accordingly, the Company’s income tax provision during the predecessor period was prepared following the separate return method. The separate return method applies ASC 740 to the stand-alone financial statements of each member of the consolidated group as if the group member were a separate taxpayer and a stand-alone enterprise. Use of the separate return method may result in differences when the sum of the amounts allocated to stand-alone tax provisions are compared with amounts presented in consolidated financial statements. In that event, the related deferred tax assets and liabilities could be significantly different from those presented herein. The consolidated financial statements reflect the Company’s portion of income taxes payable as if the Company had been a separate taxpayer.
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
The Successor’s income tax provision was $1.7 million for the three months ended September 30, 2020. The effective tax rate for the three months ended September 30, 2020 was an income tax provision of (146.3%) on a pretax loss of $1.2 million which differs from the statutory federal rate of 21% primarily due to the U.S. tax effect of international operations including Global Intangible Low-Taxed Income (“GILTI”) recorded during the period. The Predecessor’s income tax provision for the three months ended September 30, 2019 was $1.6 million. The effective tax rate for the three months ended September 30, 2019 was an income tax provision of 23.6% on pretax income of $6.9 million.
The Successor’s income tax provision was $1.7 million for the period from June 26, 2020 through September 30, 2020. The effective tax rate for the period from June 26, 2020 through September 30, 2020 was computed by applying an estimate of the annual effective tax rate for the Successor period to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Successor’s effective tax rate was an income tax provision of (102.9%) on a pretax loss of $1.6 million for the period from June 26, 2020 through September 30, 2020 which differs from the statutory federal rate of 21% primarily due to the U.S. tax effect of international operations including GILTI recorded during the period. The Predecessor’s income tax provision was an income tax benefit of $3.5 million for the period from January 1, 2020 through June 25, 2020. The effective tax rate for the period from January 1, 2020 through June 25, 2020 was computed using a discrete method as if the Company closed its books and records, The Predecessor’s effective tax rate was 9.3% for the period from January 1, 2020 to June 25, 2020 which differs from the statutory federal rate of 21% primarily due to the impact of the impairment charges of non-deductible goodwill and the U.S. tax effect of international operations including GILTI recorded during the period.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Predecessor’s income tax provision was $5.2 million for the nine months ended September 30, 2019. The Predecessor’s effective tax rate for the nine months ended September 30, 2019 was 22.6% on pretax income of $23.2 million which differs from the statutory federal rate of 21% primarily due to state and local taxes and the U.S. tax effect of international operations.
As of September 30, 2020, the Company had an uncertain tax position liability of $1.0 million, including interest and penalties. The unrecognized tax benefits include amounts related to various foreign tax issues.
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
The components of net periodic benefit (credit) cost for the Company’s defined benefit pension plan for the Successor and Predecessor were as follows (in thousands):

	(Successor)		(Predecessor)
	Three Months Ended September 30, 2020	From June 26, 2020 to September 30, 2020	From January 1, 2020 to June 25, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Service cost	$—	$—	$—	$152	$456
Interest cost	210	210	452	275	841
Expected return on plan assets	(392)	(392)	(818)	(365)	(1,096)
Recognized actuarial loss	—	—	108	276	828
Amortization of prior service cost	—	—	—	21	63
Net periodic benefit (credit) cost	$(182)	$(182)	$(258)	$359	$1,092
Net periodic benefit (credit) cost is reflected in the Company’s consolidated financial statements as follows for the Successor and Predecessor periods presented (in thousands):

	(Successor)		(Predecessor)
	Three Months Ended September 30, 2020	From June 26, 2020 to September 30, 2020	From January 1, 2020 to June 25, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cost of Goods Sold	$—	$—	$—	$125	$387
Selling, general and administrative expense	—	—	—	234	705
Other income, net	(182)	(182)	(258)	—	—
Net periodic benefit (credit) cost	$(182)	$(182)	$(258)	$359	$1,092
The Company currently does not expect to make contributions to its funded defined benefit pension plan in 2020 due to the funded status.
In addition to the expense shown above, the Company has an unfunded supplemental benefit plan to provide certain salaried employees with additional retirement benefits due to limitations established by U.S. income tax regulation. The net periodic benefit cost for the three months ended September 30, 2020 and 2019 was $0.1 million and $0.2 million, respectively. The net periodic benefit cost for January 1, 2020 to June 25, 2020 and the nine months ended September 30, 2019 was $0.4 million and $0.5 million, respectively. The net periodic benefit cost for the period June 26, 2020 to June 30, 2020 was insignificant.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 11: STOCK-BASED COMPENSATION

On June 24, 2020, the Whole Earth Brands, Inc. 2020 Long-Term Incentive Plan (the “Plan”) was approved for the purpose of promoting the long-term financial interests and growth of the Company and its subsidiaries by attracting and retaining management and other personnel and key service providers. The Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units and other stock-based awards to officers, employees and non-employee directors of, and certain other service providers to, the Company and its subsidiaries. Under the terms of the Plan an aggregate of 9,300,000 shares of common stock are authorized for issuance under the Plan.
On September 30, 2020, 719,038 restricted stock units (“RSUs”) and 68,946 restricted stock awards (“RSAs”) were granted and remain outstanding. The RSUs and RSAs have a grant-date fair value equal to the fair market value of the underlying stock on the grant date. The RSUs granted to employees on September 30, 2020 cliff vest over the employee service period of approximately 14 months. The RSAs granted to non-employee board members on September 30, 2020 cliff vest over a service period of approximately 19 months. The Company accounts for forfeitures in the period incurred. As the RSUs and RSAs were granted on September 30, 2020, no stock compensation expense has been recognized for the three months ended September 30, 2020. There were no units or awards vested or forfeited as of September 30, 2020.
The aggregate grant date fair value of RSUs and RSAs granted during the three months ended September 30, 2020 was $6 million and $0.6 million, respectively. The unrecognized compensation costs related to the RSUs and RSAs as of September 30, 2020 was $6.6 million. This amount will be recognized over a weighted average period of 1.18 years.
A summary of activity and weighted average fair values related to the RSUs is as follows:

	Three Months Ended September 30, 2020
	Shares	Weighted Average Fair Value
Outstanding at June 30, 2020	—	$—
Granted	719,038	8.34
Outstanding and nonvested at September 30, 2020	719,038	$8.34
A summary of activity and weighted average fair values related to the RSAs is as follows:

	Three Months Ended September 30, 2020
	Shares	Weighted Average Fair Value
Outstanding at June 30, 2020	—	$—
Granted	68,946	8.34
Outstanding and nonvested at September 30, 2020	68,946	$8.34
NOTE 12: STOCKHOLDERS' EQUITY
On September 8, 2020, the Company announced that its board of directors had authorized a stock repurchase plan of up to $20 million of shares of the Company’s common stock. The shares may be repurchased from time to time over a 12-month period expiring on September 15, 2021 (or upon the earlier completion of all purchases contemplated by the repurchase plan or the earlier termination of the repurchase plan), in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with U.S. federal securities laws.
During the three months ended September 30, 2020, there were no repurchases of the Company’s common stock under the stock repurchase plan.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 13: EARNINGS PER SHARE
Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Warrants issued are not considered outstanding at the date of issuance. Restricted Stock Units and Restricted Stock Awards also are not considered outstanding until the Units and Awards have vested.
Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares outstanding assuming dilution. Dilutive common shares outstanding is computed using the treasury stock method and reflects the additional shares that would be outstanding if dilutive warrants were exercised and restricted stock units and restricted stock awards were settled for common shares during the period.
For the three months ended September 30, 2020 and for the period from June 26, 2020 to September 30, 2020, 10,131,748 warrants were excluded from the calculation as these warrants were anti-dilutive.
For the three months ended September 30, 2020 and for the period from June 26, 2020 to September 30, 2020, 719,038 restricted stock units and 68,946 restricted stock awards, respectively, each weighted for the portion of the period for which they were outstanding, were excluded from the computation of diluted earnings per share as the effect was determined to be anti-dilutive.
The computation of basic and diluted loss per common share for the three months ended September 30, 2020 and for the period from June 26, 2020 to September 30, 2020 is shown below (in thousands, except for share and per share data).

	(Successor)
	Three Months Ended September 30, 2020	From June 26, 2020 to September 30, 2020
EPS numerator:
Net loss attributable to common shareholders	$(2,835)	$(3,340)

EPS denominator:
Weighted average shares outstanding - basic	38,426,669	38,426,669
Effect of dilutive securities	—	—
Weighted average shares outstanding - diluted	38,426,669	38,426,669

Net loss per share:
Basic	$(0.07)	$(0.09)
Diluted	$(0.07)	$(0.09)

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 14: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes accumulated other comprehensive income (loss) (“AOCI”), net of taxes, by component (in thousands):

	Net Currency Translation Gains (Losses)	Funded Status of Benefit Plans	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018 (Predecessor)	$4,428	$(10,375)	$(5,947)
Other comprehensive loss before reclassifications	(2,439)	—	(2,439)
Adoption of ASU 2018-02	—	(2,137)	(2,137)
Balance at March 31, 2019 (Predecessor)	1,989	(12,512)	(10,523)
Other comprehensive income before reclassifications	1,385	—	1,385
Balance at June 30, 2019 (Predecessor)	3,374	(12,512)	(9,138)
Other comprehensive loss before reclassifications	(3,013)	—	(3,013)
Balance at September 30, 2019 (Predecessor)	$361	$(12,512)	$(12,151)

Balance at December 31, 2019 (Predecessor)	$2,836	$(10,980)	$(8,144)
Other comprehensive loss before reclassifications	(1,884)	—	(1,884)
Amounts reclassified from AOCI	—	48	48
Balance at March 31, 2020 (Predecessor)	952	(10,932)	(9,980)
Other comprehensive loss before reclassifications	(402)	—	(402)
Amounts reclassified from AOCI	—	270	270
Balance at June 25, 2020 (Predecessor)	550	(10,662)	(10,112)
Purchase accounting adjustments to eliminate Predecessor’s accumulated other comprehensive loss (income)	(550)	10,662	10,112
Balance at June 26, 2020 (Successor)	—	—	—
Other comprehensive income before reclassifications	15	—	15
Balance at June 30, 2020 (Successor)	15	—	15
Other comprehensive income before reclassifications	3,130	—	3,130
Balance at September 30, 2020 (Successor)	$3,145	$—	$3,145
NOTE 15: RELATED PARTY TRANSACTIONS
The Predecessor participated in MacAndrews & Forbes’ (“MacAndrews”) directors and officer’s insurance program, which covered the Predecessor along with MacAndrews and its other affiliates. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. For the period January 1, 2020 to June 25, 2020 and the nine months ended September 30, 2019, the Predecessor reimbursed MacAndrews an immaterial amount for its allocable portion of the premiums for such coverage, which the Predecessor believed was more favorable than the premiums that it could have secured were it to secure its own coverage. The Predecessor also participated in certain other insurance programs with MacAndrews under which it paid premiums directly to the insurance broker.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In March 2018, the Predecessor entered into a revolving credit agreement with Wesco US LLC, an indirect and wholly-owned subsidiary of Merisant. This revolving credit facility, as amended, matured on January 3, 2022 and provided for maximum outstanding borrowings of up $9.0 million. The revolving credit facility was unsecured and bore interest at 3-month LIBOR plus 4.0% and provided for periodic interest payments with all principal due upon maturity. MacAndrews had the right to accept or reject any borrowing request made by the Predecessor pursuant to the revolving credit agreement in its sole discretion. The outstanding balance on the revolving credit agreement at June 25, 2020 was $3.4 million and was forgiven by MacAndrews in connection with the Acquisition. Outstanding borrowings at December 31, 2019 were $8.4 million and the interest rate at December 31, 2019 was 5.95%. The interest expense for the period from January 1, 2020 to June 25, 2020 was approximately $0.2 million. The interest expense for the three and nine months ended September 30, 2019 was approximately $0.1 million and $0.4 million, respectively.
In July 2020, the Company entered into an agreement with Watermill Institutional Trading LLC, a registered broker-dealer (“Watermill”), to act as one of the Company’s financial advisors for a 12-month period commencing July 22, 2020 for total consideration of $0.9 million, of which $0.2 million was expensed in the three months ended September 30, 2020. A former director of Act II is a registered representative of Watermill and is providing services directly to the Company under the agreement.
NOTE 16: BUSINESS SEGMENTS
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
The following table presents selected financial information relating to the Company’s business segments (in thousands):

	(Successor)		(Predecessor)
	Three Months Ended September 30, 2020	From June 26, 2020 to September 30, 2020	From January 1, 2020 to June 25, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Product revenues, net
Branded CPG	$41,006	$43,557	$80,749	$40,292	$123,098
Flavors & Ingredients	25,996	27,923	47,579	23,768	80,256
Total product revenues, net	$67,002	$71,480	$128,328	$64,060	$203,354

Operating income (loss)
Branded CPG	$1,499	$1,393	$(14,463)	$3,186	$7,703
Flavors & Ingredients	(435)	(646)	(23,718)	4,667	16,476
Total operating income (loss)	$1,064	$747	$(38,181)	$7,853	$24,179

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents revenues disaggregated by geographic operating segments (in thousands):

	(Successor)		(Predecessor)
	Three Months Ended September 30, 2020	From June 26, 2020 to September 30, 2020	From January 1, 2020 to June 25, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Branded CPG:
North America	$14,642	$15,515	$29,926	$15,203	$44,967
Europe, Middle East and Africa	19,092	20,197	35,360	17,080	55,013
Asia-Pacific	3,924	4,300	9,584	4,835	13,544
Latin America	3,348	3,545	5,879	3,174	9,574
Flavors & Ingredients	25,996	27,923	47,579	23,768	80,256
Total product revenues, net	$67,002	$71,480	$128,328	$64,060	$203,354

NOTE 17: SUBSEQUENT EVENTS
On November 10, 2020, the Company executed and closed a definitive Equity Purchase Agreement (the “Purchase Agreement”) with RF Development, LLC (“RF Development”), Swerve, L.L.C. (“Swerve LLC”) and Swerve IP, L.L.C. (“Swerve IP” and together with Swerve LLC, “Swerve”). Swerve is a manufacturer and marketer of a portfolio of zero sugar, keto-friendly, and plant-based sweeteners and baking mixes. The Company purchased all of the issued and outstanding equity interests of both Swerve LLC and Swerve IP from RF Development for $80 million in cash, subject to customary post-closing adjustments. The transaction was funded through a combination of available cash on hand and approximately $47.9 million under the Company’s $50 million revolving loan facility.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes to those statements included under Item 1 hereof and the combined financial statements of Mafco Worldwide & Merisant beginning on page F-1 in the final prospectus and definitive proxy statement, each filed with the Securities and Exchange Commission (the “SEC”) by Act II Global Acquisition Corp. on May 13, 2020. For purposes of this section, “Whole Earth Brands,” the “Company,” “we,” or “our” refer to (i) Mafco Worldwide & Merisant and their subsidiaries (“Predecessor”) for the period from January 1, 2020 through June 25, 2020 and the three and nine month periods ended September 30, 2019 (each referred to herein as a “Predecessor Period”) prior to the consummation of the Acquisition, as defined hereafter, and (ii) Whole Earth Brands, Inc. and its subsidiaries (the “Successor”) for the period from June 26, 2020 through September 30, 2020 (the “Successor Period”) after the consummation of the Acquisition, unless the context otherwise requires. Certain figures have been rounded for ease of presentation and may not sum due to rounding.
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
Forward-looking statements may be accompanied by words such as “achieve,” “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “drive,” “estimate,” “expect,” “forecast,” “future,” “grow,” “improve,” “increase,” “intend,” “may,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or similar words, phrases or expressions. These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to achieve or maintain profitability; the extent of the impact of the COVID-19 pandemic, including the duration, spread, severity, and any recurrence of the COVID-19 pandemic, the duration and scope of related government orders and restrictions, the impact on our employees, and the extent of the impact of the COVID-19 pandemic on overall demand for our products; local, regional, national, and international economic conditions that have deteriorated as a result of the COVID-19 pandemic including the risks of a global recession or a recession in one or more of our key markets, and the impact they may have on us and our customers and management’s assessment of that impact; the projected financial information, anticipated growth rate, and market opportunity of our Branded CPG and Flavors & Ingredients business segments; the ability to maintain the listing of our securities on Nasdaq; the potential liquidity and trading of our public securities; our expected capital requirements and the availability of additional financing; our ability to attract or retain highly qualified personnel, including in accounting and finance roles; extensive and evolving government regulations that impact the way we operate; the impact of the COVID-19 pandemic on our suppliers, including disruptions and inefficiencies in the supply chain; factors relating to the business, operations and financial performance of our Branded CPG and Flavors & Ingredients segments; our success in integrating the various operating companies constituting Merisant and MAFCO; our ability to continue to use, maintain, enforce, protect and defend its owned and licensed intellectual property, including the Whole Earth® brand; and such other factors as discussed throughout Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and in the section entitled “Risk Factors” in the Closing Form 8-K, including the risk factors incorporated by reference therein.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, our information may be incomplete or limited, and we cannot guarantee future results. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Overview
We are a global industry-leading platform, focused on the “better for you” consumer packaged goods (“CPG”) and ingredients space. We have a global platform of branded products and ingredients, focused on the consumer transition towards natural alternatives and clean label products. We operate a proven platform organized into two reportable segments.
Our Branded CPG and Flavors & Ingredient reportable segments are managed and organized through our indirect and wholly-owned subsidiaries, Merisant Company (collectively with its subsidiaries, “Merisant”) and Mafco Worldwide LLC (collectively with its subsidiaries and affiliates, “Mafco Worldwide,” and together with Merisant, “Merisant and MAFCO”), respectively.
•Branded CPG, comprised of our Merisant division of operating companies, is a global CPG business focused on building a branded portfolio oriented toward serving customers seeking zero-calorie, low-calorie, natural, no-sugar-added and plant-based products. Our Branded CPG business operates leading brands in the low- and zero-calorie sweetener market, such as Whole Earth®, Equal®, Canderel® and Pure Via®, and existing branded adjacencies.
•Flavors & Ingredients, comprised of our Mafco Worldwide division of operating companies, is our global, business-to-business focused operations with a long history as a trusted supplier of essential, functional ingredients to some of the CPG industry’s largest and most demanding customers. Our Flavors & Ingredients segment operates as our licorice-derived products business.
Acquisition
On June 24, 2020, we domesticated into a Delaware corporation and changed our name from “Act II Global Acquisition Corp.” to “Whole Earth Brands, Inc.” On June 25, 2020, we consummated the indirect acquisition (the “Acquisition”) of (i) all of the issued and outstanding equity interests of Merisant Company, Merisant Luxembourg Sarl (“Merisant Luxembourg”), Mafco Worldwide LLC, Mafco Shanghai LLC (“Mafco Shanghai”), EVD Holdings LLC (“EVD Holdings”), and Mafco Deutschland GmbH (together with Merisant Company, Merisant Luxembourg, Mafco Worldwide LLC, Mafco Shanghai, and EVD Holdings, and their respective direct and indirect subsidiaries, “Merisant and Mafco Worldwide”), and (ii) certain assets and liabilities of Merisant and Mafco Worldwide included in the Transferred Assets and Liabilities (as defined in the Purchase Agreement (as hereafter defined)), from Flavors Holdings Inc. (“Flavors Holdings”), MW Holdings I LLC (“MW Holdings I”), MW Holdings III LLC (“MW Holdings III”), and Mafco Foreign Holdings, Inc. (“Mafco Foreign Holdings,” and together with Flavors Holdings, MW Holdings I, and MW Holdings III, the “Sellers”), pursuant to that certain Purchase Agreement (the “Purchase Agreement”) entered into with the Sellers dated as of December 19, 2019, as amended.

As a result of the Acquisition, Act II was deemed to be the acquirer for accounting purposes, and Merisant and MAFCO, which is the business conducted prior to the closing of the Acquisition, was deemed to be the acquiree and accounting Predecessor. The Acquisition was accounted for as a business combination using the acquisition method of accounting, and the Successor’s financial statements reflect a new basis of accounting that is based on the fair value of net assets acquired. As a result of the application of the acquisition method of accounting as of the effective time of the Acquisition, the financial statements for the Predecessor Period and for the Successor Period are presented on different bases. The historical financial information of Act II prior to the Acquisition has not been reflected in the Predecessor Period financial statements.
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
Stock Repurchase Plan
On September 8, 2020, we announced that the Company’s board of directors had authorized a stock repurchase plan of up to $20 million of shares of our common stock. The shares may be repurchased from time to time over a 12-month period expiring on September 15, 2021 (or upon the earlier completion of all purchases contemplated by the repurchase plan or the earlier termination of the repurchase plan), in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with U.S. federal securities laws.
The timing and actual number of shares of common stock repurchased under the stock repurchase plan will depend on a number of factors, including the market price of our common stock, general market and economic conditions, applicable legal requirements, compliance with the terms of our outstanding indebtedness, alternate uses for capital and other factors. There is no guarantee as to the number of shares that will be repurchased, and the repurchase plan may be extended, suspended or discontinued at any time without prior notice at our discretion.
During the three months ended September 30, 2020, there were no repurchases of our common stock under the stock repurchase plan.
Subsequent Developments
On November 10, 2020, we executed and closed a definitive Equity Purchase Agreement (the “Purchase Agreement”) with RF Development, LLC (“RF Development”), Swerve, L.L.C. (“Swerve LLC”, and Swerve IP, L.L.C. (“Swerve IP” and together with Swerve LLC, “Swerve”). Swerve is a manufacturer and marketer of a portfolio of zero sugar, keto-friendly, and plant-based sweeteners and baking mixes. We purchased all of the issued and outstanding equity interests of both Swerve LLC and Swerve IP from RF Development for $80 million in cash, subject to customary post-closing adjustments. The transaction was funded through a combination of available cash on hand and approximately $47.9 million under our $50 million revolving loan facility. For additional information about the Transaction, please read the Current Report on Form 8-K filed with the SEC on November 12, 2020.

Results of Operations
Consolidated

	(Successor)		(Predecessor)
(In thousands)	Three Months Ended September 30, 2020	From June 26, 2020 to September 30, 2020	From January 1, 2020 to June 25, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Product revenues, net	$67,002	$71,480	$128,328	$64,060	$203,354
Cost of goods sold	48,357	51,065	77,627	38,173	121,037
Gross profit	18,645	20,415	50,701	25,887	82,317
Selling, general and administrative expenses	14,881	16,827	43,355	14,770	49,020
Amortization of intangible assets	2,700	2,841	4,927	2,656	7,968
Asset impairment charges	—	—	40,600	—	—
Restructuring and other expenses	—	—	—	608	1,150
Operating income (loss)	1,064	747	(38,181)	7,853	24,179
Interest expense, net	(2,045)	(2,161)	(238)	(237)	(342)
Other (expense) income, net	(170)	(232)	801	(716)	(666)
(Loss) income before income taxes	(1,151)	(1,646)	(37,618)	6,900	23,171
Provision (benefit) for income taxes	1,684	1,694	(3,482)	1,627	5,228
Net (loss) income	$(2,835)	$(3,340)	$(34,136)	$5,273	$17,943
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Product revenues, net. Product revenues, net for the three months ended September 30, 2020 were $67.0 million, an increase of $2.9 million, or 5%, from $64.1 million for the three months ended September 30, 2019 due to a $2.2 million increase in product revenues at Flavors & Ingredients and a $0.7 million increase in product revenues at Branded CPG, as further described below.
Cost of goods sold. Cost of goods sold for the three months ended September 30, 2020 was $48.4 million, an increase of $10.2 million, or 27%, from $38.2 million for the three months ended September 30, 2019. The increase was primarily driven by $8.7 million of purchase accounting adjustments related to inventory revaluations as well as higher volumes at Flavors & Ingredients, partially offset by favorable product mix within Branded CPG.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2020 were $14.9 million, an increase of $0.1 million, or 1%, from $14.8 million for the three months ended September 30, 2019 primarily due to higher professional fees related to being a new public company, largely offset by lower bonus expense of $3.0 million primarily related to the reversal of $2.3 million of bonus expense for certain employees receiving a one-time grant of restricted stock units on September 30, 2020 in lieu of an annual cash bonus for 2020.
Amortization of intangible assets. Amortization of intangible assets for both the three months ended September 30, 2020 and 2019 was $2.7 million.
Restructuring and other expenses. Restructuring and other expenses for the three months ended September 30, 2019 were $0.6 million.
Interest expense, net. Interest expense, net for the three months ended September 30, 2020 was $2.0 million, an increase of $1.8 million from $0.2 million for the three months ended September 30, 2019. The increase was due to interest expense under our new credit facilities and the amortization of debt issuance costs.

Other (expense) income, net. Other (expense) income, net for three months ended September 30, 2020 was expense of $0.2 million, a decrease of $0.5 million from $0.7 million for the three months ended September 30, 2019. The decrease was due to lower foreign exchange losses.
Provision (benefit) for income taxes. The provision for income taxes for the three months ended September 30, 2020 was $1.7 million, an increase of $0.1 million from a tax provision for income taxes of $1.6 million for the three months ended September 30, 2019. The effective tax rate for the three months ended September 30, 2020 was an income tax provision of (146.3%), compared to an income tax provision of 23.6% for the three months ended September 30, 2019. The effective tax rate for the three months ended September 30, 2020 differs from the statutory federal rate of 21% primarily due to the U.S. tax effect of international operations including Global Intangible Low-Taxed Income (“GILTI”) recorded during the period.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Product revenues, net. Product revenues, net were $71.5 million for the period from June 26, 2020 through September 30, 2020 and $128.3 million from January 1, 2020 through June 25, 2020. Product revenues, net for the combined nine months ended September 30, 2020 were $199.8 million, a decrease of $3.5 million, or 2%, from $203.4 million for the nine months ended September 30, 2019 due to a decline in product revenues of $4.8 million at Flavors & Ingredients, partially offset by a $1.2 million increase in product revenues at Branded CPG, as further discussed below.
Cost of goods sold. Cost of goods sold was $51.1 million for the period from June 26, 2020 through September 30, 2020 and $77.6 million from January 1, 2020 through June 25, 2020. Cost of goods sold for the combined nine months ended September 30, 2020 was $128.7 million, an increase of $7.7 million, or 6%, from $121.0 million for the nine months ended September 30, 2019. This increase was primarily driven by $8.7 million of purchase accounting adjustments related to inventory revaluations, as well as higher volumes in the Branded CPG segment and $0.4 million of transaction bonuses in 2020, partially offset by lower volumes in the Flavors & Ingredients segment resulting from international tobacco product revenue declines.
Selling, general and administrative expenses. Selling, general and administrative expenses were $16.8 million for the period from June 26, 2020 through September 30, 2020 and $43.4 million from January 1, 2020 through June 25, 2020. Selling, general and administrative expenses for the combined nine months ended September 30, 2020 were $60.2 million, an increase of $11.2 million, or 23%, from $49.0 million for the nine months ended September 30, 2019 primarily due to transaction bonuses of $10.6 million in 2020 and higher professional fees to support being a new public company, partially offset by lower bonus expense of $1 million primarily due to the reversal of certain bonus expense as described above.
Amortization of intangible assets. Amortization of intangible assets was $2.8 million for the period from June 26, 2020 through September 30, 2020 and $4.9 million from January 1, 2020 through June 25, 2020. Amortization of intangible assets for the combined nine months ended September 30, 2020 was $7.8 million, a decrease of $0.2 million, or 3%, from $8.0 million for the nine months ended September 30, 2019.
Asset impairment charges. Asset impairment charges were $40.6 million for the combined nine months ended September 30, 2020 and included an impairment charge of $22.9 million related to indefinite-lived intangible assets and a goodwill impairment charge of $17.7 million. The goodwill impairment charge of $17.7 million was the result of the Flavors & Ingredients and Branded CPG reporting units carrying value exceeding their fair value by $6.6 million and $11.1 million, respectively.
Restructuring and other expenses. Restructuring and other expenses were $1.2 million for the nine months ended September 30, 2019.
Interest expense, net. Interest expense, net was $2.2 million for the period from June 26, 2020 through September 30, 2020 and $0.2 million from January 1, 2020 through June 25, 2020. Interest expense, net for the combined nine months ended September 30, 2020 was $2.4 million, an increase of $2.1 million from $0.3 million for the nine months ended September 30, 2019. The increase was due to interest expense under our new credit facilities and the amortization of debt issuance costs.

Other (expense) income, net. Other (expense) income, net was expense of $0.2 million for the period from June 26, 2020 through September 30, 2020 and income of $0.8 million from January 1, 2020 through June 25, 2020. Other (expense) income, net for the combined nine months ended September 30, 2020 was income of $0.6 million, an increase of $1.2 million from expense of $0.7 million for the nine months ended September 30, 2019. The increase was the result of higher foreign exchange gains.
Provision (benefit) for income taxes. The provision for income taxes was $1.7 million for the period from June 26, 2020 through September 30, 2020 and an income tax benefit of $3.5 million from January 1, 2020 through June 25, 2020. The provision for income taxes for the nine months ended September 30, 2019 was $5.2 million. The effective tax rate from June 26, 2020 through September 30, 2020 was an income tax provision of (102.9%). The effective tax rate for the period from June 26, 2020 through September 30, 2020 differs from the statutory federal rate of 21% primarily due to the U.S. tax effect of international operations including GILTI recorded during the period. The effective tax rate for the nine months ended September 30, 2019 was an income tax provision of 22.6% which differs from the statutory federal rate of 21% primarily due to state and local taxes and the U.S. tax effect of international operations.
Results of Operations by Segment
Branded CPG

	(Successor)		(Predecessor)
(In thousands)	Three Months Ended September 30, 2020	From June 26, 2020 to September 30, 2020	From January 1, 2020 to June 25, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Product revenues, net	$41,006	$43,557	$80,749	$40,292	$123,098
Operating income (loss)	$1,499	$1,393	$(14,463)	$3,186	$7,703
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Segment Product Revenues, net. Product revenues, net for Branded CPG for the three months ended September 30, 2020 were $41.0 million, an increase of $0.7 million, or 2%, from $40.3 million for three months ended September 30, 2019 primarily driven by the positive impact of foreign exchange. Strong growth in product revenues in Western Europe were offset by a decline in North America due to softness in the food service channel and lower product revenues in Asia-Pacific due to timing of shipments and retailer and distributor inventories.
Segment Operating Income. Operating income for Branded CPG for the three months ended September 30, 2020 was $1.5 million, a decrease of $1.7 million from $3.2 million for the three months ended September 30, 2019. This decrease was primarily due to higher operating costs including $3.5 million of purchase accounting adjustments related to inventory revaluations and higher professional fees to support being a new public company, partially offset by a decline in amortization expense of $1.3 million due to purchase accounting revaluations and lower bonus expense of $2.5 million primarily due to the reversal of $1.7 million of bonus expense related to certain employees receiving a one-time grant of restricted stock units on September 30, 2020 in lieu of an annual cash bonus for 2020.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Segment Product Revenues, net. Product revenues, net for Branded CPG were $43.6 million for the period from June 26, 2020 through September 30, 2020 and $80.7 million from January 1, 2020 through June 25, 2020. Product revenues, net for Branded CPG for the combined nine months ended September 30, 2020 were $124.3 million, an increase of $1.2 million, or 1%, from $123.1 million for the nine months ended September 30, 2019 primarily due to strong growth in Western Europe and Asia-Pacific, partially offset by the negative impact of foreign exchange.

Segment Operating Income (Loss). Operating income for Branded CPG was $1.4 million for the period from June 26, 2020 through September 30, 2020 and an operating loss of $14.5 million from January 1, 2020 through June 25, 2020. Operating loss for Branded CPG for the combined nine months ended September 30, 2020 was $13.1 million, a decrease of $20.8 million as compared to operating income of $7.7 million for the nine months ended September 30, 2019. The decline was primarily due to transaction bonuses of $7.2 million, $3.5 million of purchase accounting adjustments related to inventory revaluations, a goodwill impairment charge of $11.1 million recorded in the first quarter of 2020 and higher professional fees, partially offset by a decline in amortization expense of $1.5 million due to purchase accounting revaluations and lower bonus expense of $1.0 million.
Flavors & Ingredients

	(Successor)		(Predecessor)
(In thousands)	Three Months Ended September 30, 2020	From June 26, 2020 to September 30, 2020	From January 1, 2020 to June 25, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Product revenues, net	$25,996	$27,923	$47,579	$23,768	$80,256
Operating (loss) income	$(435)	$(646)	$(23,718)	$4,667	$16,476
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Segment Product Revenues, net. Product revenues, net for Flavors & Ingredients for the three months ended September 30, 2020 were $26.0 million, an increase of $2.2 million, or 9%, from $23.8 million for the three months ended September 30, 2019, primarily driven by growth in the licorice derivatives business and domestic tobacco revenues, partially offset by lower international tobacco revenues.
Segment Operating (Loss) Income. Operating loss for Flavors & Ingredients for the three months ended September 30, 2020 was $0.4 million a decline of $5.1 million, from operating income of $4.7 million in the three months ended September 30, 2019, primarily driven by higher operating costs including $5.2 million of purchase accounting adjustments related to inventory revaluations and a $1.3 million increase in amortization expense due to purchase accounting revaluations, partially offset by lower bonus expense of $0.5 million.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Segment Product Revenues, net. Product revenues, net for Flavors & Ingredients was were $27.9 million for the period from June 26, 2020 through September 30, 2020 and $47.6 million from January 1, 2020 through June 25, 2020. Product revenues, net for Flavors & Ingredients for the combined nine months ended September 30, 2020 were $75.5 million, a decrease of $4.8 million, or 6%, from $80.3 million for the nine months ended September 30, 2019, primarily driven by the decline in international tobacco revenues, partially offset by growth in the licorice derivatives business.
Segment Operating (Loss) Income. Operating loss for Flavors & Ingredients was $0.6 million for the period from June 26, 2020 through September 30, 2020 and $23.7 million from January 1, 2020 through June 25, 2020. Operating loss for Flavors & Ingredients for the combined nine months ended September 30, 2020 was $24.4 million, a decrease of $40.8 million as compared to operating income of $16.5 million for the nine months ended September 30, 2019. The decline was primarily due to asset impairment charges totaling $29.5 million recorded in the first quarter of 2020, $5.2 million of purchase accounting adjustments related to inventory revaluations, $1.3 million of higher amortization expense due to purchase accounting revaluations, lower revenues, and transaction bonuses of $3.8 million in 2020.

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
The following table shows summary cash flow information for the periods from June 26, 2020 through September 30, 2020, January 1, 2020 through June 25, 2020 and the nine months ended September 30, 2019 (in thousands).

	(Successor)	(Predecessor)
	From June 26, 2020 to September 30, 2020	From January 1, 2020 to June 25, 2020	Nine Months Ended September 30, 2019
Net cash (used in) provided by operating activities	$(12,715)	$19,908	$26,569
Net cash used in investing activities	(199,938)	(3,532)	(2,276)
Net cash provided by (used in) financing activities	206,111	(16,924)	(23,940)
Effect of exchange rates on cash and cash equivalents	88	215	117
Net change in cash and cash equivalents	$(6,454)	$(333)	$470
Operating activities. Net cash used in operating activities was $12.7 million in the period from June 26, 2020 through September 30, 2020. Net cash provided by operating activities was $19.9 million from January 1, 2020 through June 25, 2020. Net cash provided by operating activities for the combined nine month period ended September 30, 2020 was $7.2 million compared to $26.6 million for the nine months ended September 30, 2019. The decrease was primarily attributable to lower cash flow from operating results, unfavorable working capital changes and higher interest payments.
Investing activities. Net cash used in investing activities was $199.9 million in the period from June 26, 2020 through September 30, 2020 which included cash paid of $376.7 million, net of cash acquired, related to the Acquisition, $178.9 million of cash transferred from the trust account and capital expenditures of $2.1 million. Net cash used in investing activities was $3.5 million from January 1, 2020 through June 25, 2020 and was entirely related to capital expenditures. Net cash used in investing activities was $2.3 million in the nine months ended September 30, 2019 and was entirely related to capital expenditures.
Financing activities. Net cash provided by financing activities was $206.1 million in the period from June 26, 2020 through September 30, 2020 and reflects $140 million of proceeds from the Loan Agreement (as defined and described below), net of debt issuance costs of $7.1 million, proceeds from the sale of common stock and warrants of $75 million and repayments of long-term debt of $1.8 million. Net cash used in financing activities was $16.9 million from January 1, 2020 through June 25, 2020 due to $8.5 million of repayments, offset by $3.5 million of borrowings related to the prior revolving credit facility and $11.9 million due to funding to the parent. Net cash used by financing activities was $23.9 million in the nine months ended September 30, 2019 due to funding to the parent.
Indebtedness
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
The Loan Agreement provides for a term loan facility of $140 million and a revolving credit facility of up to $50 million. As of September 30, 2020, there were $2.1 million outstanding letters of credit that reduced our availability under the revolving credit facility.

As of September 30, 2020, we had term loan borrowings of $133.3 million, net of debt issuance costs under the Loan Agreement and were in compliance with the related financial covenants. Additionally, there were no borrowings under the revolving credit facility as of September 30, 2020.
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
Contractual Obligations
The following table summarizes certain of our obligations as of September 30, 2020 and the estimated timing and effect that such obligations are expected to have on liquidity and cash flows in future periods (in thousands):

	Total	2020	2021	2022	2023	2024	Thereafter
Debt	$138,250	$1,750	$7,000	$7,000	$10,500	$14,000	$98,000
Interest on debt	25,935	1,590	6,107	5,788	5,448	4,883	2,119
Minimum lease obligations(a)	16,352	1,004	3,738	3,462	3,387	1,865	2,896
Total	$180,537	$4,344	$16,845	$16,250	$19,335	$20,748	$103,015
(a) Minimum lease obligations do not include sublease rental income.
In addition, as of September 30, 2020, Mafco Worldwide had obligations to purchase $22.0 million of raw materials; however, we are unable to make reasonably reliable estimates of the timing of such payments and, therefore, the related commitment has been excluded from the table above.

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
Our lease portfolio includes a factory building, office space, warehouses, material handling equipment, vehicles and office equipment. All of our leases are classified as operating leases as of September 30, 2020.
Stock-Based Compensation
In accordance with ASC Topic 718, “Compensation—Stock Compensation,” the Company recognizes stock-based compensation cost in its Consolidated Statements of Operations. Stock-based compensation cost is measured at the grant date for equity-classified awards and at the end of each reporting period for liability-classified awards based on the estimated fair value of the awards. ASC Topic 718 requires stock-based compensation expense to be recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service.

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
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting
During the fiscal quarter ended September 30, 2020, we completed the Acquisition and the internal controls of Merisant and MAFCO became our internal controls. We are engaged in the process of the design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations subsequent to the Acquisition.
PART II - OTHER INFORMATION
Item 1.       Legal Proceedings.
There have been no material developments in our legal proceedings since we filed our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020. Refer to “Part II. Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 for additional information regarding legal proceedings.
Item 1A.   Risk Factors.
There have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in the Closing Form 8-K, including the risk factors incorporated by reference therein, other than those listed in this section.
Stock repurchases could increase the volatility of the trading price of our common stock and diminish our cash reserves, and we cannot guarantee that our stock repurchase plan will enhance long-term stockholder value.
In September 2020, our board of directors adopted a stock repurchase plan for up to $20 million of our common stock. The stock repurchase plan is currently expected to have a term of up to 12 months. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with U.S. federal securities laws. The actual timing, number and value of shares repurchased under the plan will be determined by management and will depend on a number of factors, including the market price of our common stock, general market and economic conditions, applicable legal requirements, compliance with the terms of our outstanding indebtedness, alternate uses for capital and other factors.
Repurchases of our shares could increase the volatility of the trading price of our stock, which could have a negative impact on the trading price of our stock. Similarly, the future announcement of the termination or suspension of the stock repurchase plan, or our decision not to utilize the full authorized repurchase amount under the stock repurchase plan, could result in a decrease in the trading price of our stock. In addition, the stock repurchase plan could have the impact of diminishing our cash reserves, which may impact our ability to finance our growth, complete acquisitions and execute our strategic plan. There can be no assurance that any stock repurchases we do elect to make will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased our shares. Although our stock repurchase plan is intended to enhance long-term stockholder value, we cannot guarantee that it will do so and short-term stock price fluctuations could reduce the effectiveness of the stock repurchase plan.
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.       Defaults Upon Senior Securities.
None.
Item 4.       Mine Safety Disclosures.
Not applicable.
Item 5.       Other Information.
None.

Item 6.        Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1+	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2020).
10.2+	Form of Restricted Stock Unit Agreement for Non-U.S. Participants (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 6, 2020).
10.3+	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 6, 2020).
10.4+	Form of Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 6, 2020).
10.5+	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 6, 2020).
31.1*	Certification of Principal Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management or compensatory plan

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Whole Earth Brands, Inc.

/s/ Albert Manzone
Date: November 16, 2020	Name:	Albert Manzone
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew Rusie
Date: November 16, 2020	Name:	Andrew Rusie
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)