Form 10-K
period 2020-12-31
Whole Earth Brands, Inc.
filed 2021-03-16
CIK 1753706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-38880
Whole Earth Brands, Inc.
(Exact name of registrant as specified in its charter)

Delaware	38-4101973
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

125 S. Wacker Drive, Suite 3150 Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (312) 840-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, par value $0.0001 per share	FREE	The NASDAQ Stock Market LLC
Warrants to purchase one-half of one share of common stock	FREEW	The NASDAQ Stock Market LLC

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of our common stock, par value $0.0001 per share, issued and outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on June 30, 2020, as reported on the Nasdaq Capital Market, was $273,788,219.
As of March 11, 2021, there were 38,426,669 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held in 2021 (the “2021 Annual Meeting”), to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated herein by reference where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, such proxy statement is not deemed to be filed as part hereof.

1

Unless otherwise stated in this report, or the context otherwise requires, references to “Whole Earth Brands,” the “Company,” “we,” or “our” refer to (i) Merisant Company (collectively with its subsidiaries, “Merisant”), Swerve and Mafco Worldwide LLC (collectively with its subsidiaries and affiliates, “Mafco Worldwide,” and together with Merisant, “Merisant and MAFCO”) (“Predecessor”) for the period from January 1, 2020 through June 25, 2020 and the year ended December 31, 2019 (each referred to herein as a “Predecessor Period”) prior to the consummation of the indirect acquisition of Merisant and MAFCO (the “Business Combination”), and (ii) Whole Earth Brands, Inc. and its subsidiaries (the “Successor”) for the period from June 26, 2020 through December 31, 2020 (the “Successor Period”) after the consummation of the Business Combination. Certain figures have been rounded for ease of presentation and may not sum due to rounding.
i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act (the “Exchange Act”) concerning us and other matters. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of management, as well as assumptions made by, and information currently available to, management.
Forward-looking statements may be accompanied by words such as “achieve,” “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “drive,” “estimate,” “expect,” “forecast,” “future,” “grow,” “improve,” “increase,” “intend,” “may,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or similar words, phrases or expressions. These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to achieve or maintain profitability; the extent of the impact of the COVID-19 pandemic, including the duration, spread, severity, and any recurrence of the COVID-19 pandemic, the duration and scope of related government orders and restrictions, the impact on our employees, and the extent of the impact of the COVID-19 pandemic on overall demand for our products; local, regional, national, and international economic conditions that have deteriorated as a result of the COVID-19 pandemic including the risks of a global recession or a recession in one or more of our key markets, and the impact they may have on us and our customers and management’s assessment of that impact; the projected financial information, anticipated growth rate, and market opportunity of our Branded CPG and Flavors & Ingredients business segments; the ability to maintain the listing of our securities on Nasdaq; the potential liquidity and trading of our public securities; our expected capital requirements and the availability of additional financing; our ability to attract or retain highly qualified personnel, including in accounting and finance roles; extensive and evolving government regulations that impact the way we operate; the impact of the COVID-19 pandemic on our suppliers, including disruptions and inefficiencies in the supply chain; factors relating to the business, operations and financial performance of our Branded CPG and Flavors & Ingredients segments; our success in integrating the various operating companies constituting Merisant and MAFCO; our ability to integrate Wholesome and Swerve (as defined herein) and achieve the anticipated benefits of the transactions in a timely manner or at all; our ability to continue to use, maintain, enforce, protect and defend its owned and licensed intellectual property, including the Whole Earth® brand; and such other factors as discussed throughout, including in Part I, Item 1A. Risk Factors and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, our information may be incomplete or limited, and we cannot guarantee future results. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
ii

PART I
Item 1.    Business.
Overview
We are a global food company enabling healthier lifestyles and providing access to high-quality plant-based sweeteners, flavor enhancers and other foods through our diverse portfolio of trusted brands and delicious products. We operate a proven platform organized into two reportable segments, Branded CPG and Flavors & Ingredients. Our portfolio consists of three main product groups: sweeteners, adjacencies and ingredients.
We were originally formed on August 16, 2018, as Act II Global Acquisition Corp., a Cayman Islands exempted company formed as a blank check company (“Act II”), and consummated our initial public offering (“IPO”) in April 2019. On June 24, 2020, we domesticated into a Delaware corporation and changed our name from “Act II Global Acquisition Corp.” to “Whole Earth Brands, Inc.” On June 25, 2020, we consummated the Business Combination, and in connection therewith, became (i) a successor issuer to Act II by operation of Rule 12g-3(a) promulgated under the Exchange Act; and (ii) the ultimate parent of Merisant and MAFCO. Any data presented in this “Business” section with respect to the year ended December 31, 2020, is presented on a combined basis for the Predecessor and Successor periods. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.
We have continued to pursue our growth strategy, and on November 10, 2020, we executed and closed a definitive Equity Purchase Agreement (the “ Swerve Purchase Agreement”) with RF Development, LLC (“RF Development”), Swerve, L.L.C. (“Swerve LLC”), and Swerve IP, L.L.C. (“Swerve IP” and together with Swerve LLC, “Swerve”). Swerve is a manufacturer and marketer of a portfolio of zero sugar, keto-friendly, and plant-based sweeteners and baking mixes. We purchased all of the issued and outstanding equity interests of both Swerve LLC and Swerve IP from RF Development, and both Swerve LLC and Swerve IP became wholly-owned subsidiaries of Whole Earth Brands. The transaction was structured to simultaneously sign and close, was not subject to any closing conditions, and closed on November 10, 2020.
On December 17, 2020, we entered into a stock purchase agreement (the “Wholesome Purchase Agreement”) with WSO Investments, Inc. (“WSO Investments” and together with its subsidiaries “Wholesome”), WSO Holdings, LP (“WSO Partnership”), Edwards Billington and Son, Limited (“EBS”), WSO Holdings, LLC (“WSO LLC,” and together with WSO Partnership and EBS, the “WSO Sellers”), and WSO Partnership, in its capacity as representative for the WSO Sellers. WSO Investments is the direct parent of its wholly-owned subsidiary Wholesome Sweeteners, Incorporated, which was formed to import, market, distribute, and sell organic sugars, unrefined specialty sugars, and related products. The transaction closed on February 5, 2021.
Our Business Segments
The table below describes the percentage of our total annual revenue attributable to each of our segments over each of the three years ended December 31, 2020, 2019 and 2018. For additional financial information relating to our reportable business segments, please refer to Note 17 in our audited consolidated and combined financial statements for the year ended December 31, 2020, included in this Annual Report on Form 10-K (“2020 Audited Financial Statements”).

	2020	2019	2018
Branded CPG	64%	61%	60%
Flavors & Ingredients	36%	39%	40%
Branded CPG
Branded CPG, comprised of our Merisant division of operating companies and Swerve, is a global CPG business focused on building a branded portfolio oriented toward serving consumers seeking zero-calorie, low-calorie, natural, no-sugar added and plant-based products. Our Branded CPG products are sold under both our global flagship brands as well as local and private label brands. Our global flagship brands include Whole Earth®, Pure Via®, Swerve®, Canderel® and Equal® brands. Our Branded CPG segment offers a variety of sweetener formulations under each brand to address local consumer preferences and price points. The key ingredients utilized in these products include stevia, monk fruit, erythritol, allulose, aspartame, sucralose and saccharine, all of which are sourced through our global supply chain.

Since the introduction of the original Canderel® and Equal® products in 1979 and 1982, respectively, we have offered consumers high quality alternatives to sugar for daily use. As the global health crisis related to sugar consumption continues to grow, consumers remain focused on finding substitutes for tabletop sugar and sugar-laden products. In recent years, we have met consumer demand by introducing new natural sweeteners made from stevia and naturally derived sugar alcohols under Whole Earth® and Pure Via® brands (as well as under the Canderel® and Equal® brands) and introduced low- or no-sugar alternatives to traditionally sugar-laden products such as chocolate, jams, granola, and cereal bars. These initiatives have further established us as a leader in the “better for you” movement away from sugar. Our sweetener products are sold under a variety of forms to satisfy consumers growing usage across diverse consumption occasions. Those forms include powder sachet, mini tablets, cubes, powder bags, powder jars, and liquid bottles. We distribute our products via the retail, food service and e-commerce channels. We do not make or sell ingredients.
We have expanded our product offerings in recent years into adjacent consumer packaged goods such as jams and chocolate under our well-known CPG brands. We also invest in innovation to develop new product offerings to distribute under our various brands, providing differentiation from our competitors and exciting new products for customers. In addition, our adjacent branded packaged goods such as jams and chocolate are sold in chocolate bars, dried chocolate powder, and jam jars.
Whole Earth®: Whole Earth® is a global brand of natural, low-calorie sweetener that was commercially relaunched in 2016. The Whole Earth® brand is primarily marketed in North America, Australia and New Zealand and sold through a variety of channels including grocery, supermarket, drugstores, mass, club, food-service, and e-commerce. Key Whole Earth® sweetener formulations include ingredients such as stevia, monk fruit, erythritol, and allulose.
Pure Via®: Pure Via® is a global brand of all-natural, low-calorie sweetener that is primarily marketed in Western Europe and North America. Pure Via®-branded products are sold through a variety of channels including grocery, drugstores, mass, club, food-service, and e-commerce. Key Pure Via® sweetener formulations include stevia and erythritol.
Swerve®: Swerve® is a rapidly growing manufacturer and marketer of a portfolio of zero sugar, keto-friendly, and plant-based sweeteners and baking mixes. Swerve® sweetener formulations include erythritol. We acquired this brand in November 2020.
Canderel®: Canderel® is a global brand of low-calorie sweetener that is primarily marketed in Europe, the Middle East and Africa and, according to AC Nielsen retail data, is the leading sugar-free sweetener in many of its key markets, including France, Belgium, the United Kingdom, and South Africa. Canderel®-branded products are sold through a variety of sales channels including grocery, supermarket, drugstore, mass, clubs, food-service, and e-commerce. Key Canderel® sweetener formulations include aspartame, sucralose, and stevia.
Equal®: Equal® is a global brand of low-calorie sweetener that is primarily marketed in North America, Asia Pacific, South Africa and Latin America and, according to AC Nielsen retail data, is the leading sugar-free sweetener in many key markets including Australia, New Zealand and Thailand, and is a top-five sugar-free sweetener in the United States. Equal®-branded products are sold through a variety of sales channels including grocery, supermarket, drugstores, mass, club, food-service, and e-commerce. Key Equal® sweetener formulations include aspartame, saccharin, sucralose, and stevia.
Branded Adjacencies
We also utilize our global flagship brands to sell branded products in adjacent packaged food categories. In order to address the growing shift in demand for sugar alternatives, we have introduced new products in the chocolate, jams, granola, and cereal bars categories under our well-known tabletop sweetener brands. These products benefit from strong brand recognition in selected geographies and the ability for customers to easily identify them as low-sugar alternatives when making purchasing decisions.
Other Brands and Products
In addition to our flagship brand of tabletop sweeteners and branded adjacency products, we also utilize several local brands in specific countries. We believe that these locally-targeted brands have better brand awareness in those countries than our international flagship brands, providing a differentiated product offering in those markets.

Flavors & Ingredients
Flavors & Ingredients, comprised of our Mafco Worldwide division of operating companies, is a global, business-to-business focused operation with a long history as a trusted supplier of essential, functional ingredients to some of the CPG industry’s largest and most demanding customers. Our products provide a variety of solutions to its customers including flavoring enhancement, flavor / aftertaste masking, moisturizing, product mouth feel modification and skin soothing characteristics. Our Flavors & Ingredients segment operates as our licorice-derived products business.
Founded in 1850, Mafco Worldwide has been a leading global manufacturer and supplier of licorice derivative and extract products, primarily serving beverage, confectionary, cosmetic, food, nutritional, pharmaceutical, personal care and tobacco end markets. Mafco Worldwide’s ability to reliably deliver a consistent, highly customized, superior product has been at the core of its longevity and long-term customer relationships.
As of December 31, 2020, we sell over 400 customer-specific licorice products, consistently meeting demanding taste, chemical, physical, microbiological and regulatory specifications and standards. Our ability to deliver this breadth of products is due to its extensive knowledge and experience with the raw material sourcing and manufacturing processes. This is further supported by our industry-leading supply security and availability, which consists of best-in-class supply chain capabilities, long-standing relationships with key raw material suppliers, and maintenance of substantial raw material reserve inventory around the world.
Our Flavors & Ingredients products are sold across two types of end product: Derivative Products and Extract Products.
Derivative Products are functional ingredients based on a unique compound found only in licorice root, glycyrrhizic acid, which are used in a variety of food, beverage, pharmaceutical, personal care, cosmetic, and nutritional products around the world. In food, beverage and pharmaceutical products, licorice derivatives are used to provide flavor, mask undesirable tastes and extend and intensify sweetness and other flavors. In personal care and cosmetics products, licorice derivatives are used to moisturize, soothe topical skin conditions, and brighten and smooth skin. We sell derivative products both in a line of proprietary compound flavors under the Magnasweet® brand as well as in their pure isolated form.
Magnasweet® and our latest, Magna-Branded products are our proprietary line of functional taste modulators, which have highly-enhanced characteristics and specific uses compared to the pure derivatives themselves. The backbone ingredient in Magnasweet® and Magna-Branded products are our pure licorice derivatives, as well as proprietary blends of aroma compounds, and have little-to-no discernible flavor of licorice. All Magnasweet® and Magna-Branded products are GRAS (“Generally Recognized As Safe”) by the U.S. Food and Drug Administration (“FDA”) and/or the Flavor and Extract Manufacturers Association (“FEMA”), and are regulated by the FDA under 21 CFR 184.1408. Magnasweet® and Magna-Branded compounds are generally classified as “natural” in Mafco Worldwide’s largest end markets and are also categorized as Non-GMO and Non-Allergenic, thereby they are a “clean label” ingredient. There are currently three lines of pure Magnasweet® products and seven lines of Magna-Branded products.
Extract Products are a concentrated form of the extractible solids from the raw licorice root which are converted into powder, semi-fluid or blocks, depending on the customer’s requirements and are used in a variety of tobacco and confectionary products around the world. In tobacco products, licorice extracts are used as flavor enhancing and moistening agents in the manufacture of American Blend® cigarettes, moist snuff, and chewing and pipe tobacco. In confectionary products, licorice extract is used as flavoring for licorice confections.
Growth Strategies
Our platform can be leveraged to support new product development, distribution gains in North America, further geographic expansion and to pursue mergers and acquisitions (“M&A”) activity. We will seek to expand our branded products platform through investment opportunities in the natural alternatives and clean label categories across the global consumer products industry. Over time, we will look to become a portfolio of brands that Open a World of Goodness™ to consumers and their families.
Recent product launches across various geographical markets have been well-received by consumers, and we believe that sales of new products will continue to have a positive impact on revenue going forward. We are able to adapt to changing market conditions, and our management team has identified opportunities for continued research and development, and expansion of product offerings as consumer preferences shift towards natural products.

We believe that there is a large opportunity for growth in North America and that we have benefited from contacts and relationships in the natural retailer channel, and increased brand support and reinvestment of cash flow. These efforts are intended to drive retailer support and engagement with club stores and super regional grocers to help increase distribution of our new products. In addition, we believe there is an opportunity to grow our brands during the COVID-19 period as consumers have a greater need for in-home consumption. This includes usage of our products in hot beverages like coffee and tea as well as our baking products.
Additionally, we continue to pursue continued growth in development economies and entrance into new geographies. Sugar-related health problems are becoming a critical concern to governments and populations in developing economies as diabetes and obesity rates rise. Our management team believes that the need for solutions, together with rising incomes in these geographies, represent macro tailwinds driving local consumers to seek alternatives to sugar. Positive consumption and awareness trends are driving sweetener penetration rates and expanding the category in these countries. Moreover, consumer affinity for developed economy brands such as Equal® and Canderel,® position them as premier products. We focus on accelerating brand-building, innovation and marketplace execution in geographies where Equal® and Canderel® are considered premier brands.
In the Latin America and Asia Pacific regions, adoption of our original products has been strong in 2020. In addition, we are expected to have significant new opportunities for growth in India and China. We believe that we are under-penetrated in these two large markets and that our management team can help drive increased distribution.
Furthermore, our management team and board of directors have significant experience in executing and integrating M&A transactions and view targeted tuck-in M&A as a core part of our value creation strategy. Our directors and officers maintain a robust list of potentially actionable acquisition opportunities across end markets to build scale, strengthen market position, enter new geographies globally, and expand into new product verticals. These potential targets cover both the Branded CPG and Flavors & Ingredients segments and include companies in a variety of sizes and geographies.
Marketing and Distribution Channels
Branded CPG
Recent marketing focus has been on identifying global and local consumer preferences, utilizing Research & Development to co-develop a new pipeline of products, and driving brand-building initiatives by leveraging digital, television, and in-store campaigns. In addition to in-house resources, we utilize agencies and experts in the areas of advertising, brand-building, packaging, and in-store promotion / merchandising.
We distribute Branded CPG products in the United States and internationally through a variety of distribution channels including supermarket, grocery, drugstore, mass, club, food-service, e-commerce, and through distributors and brokers. This distribution strategy enables our products to reach a wide variety of customer types at multiple points of sale and consumption. In addition, we are able to leverage our existing distribution channels and relationships to sell incremental products to those customers.
We sell our CPG products principally across five geographic regions: North America, Europe, Middle East and Africa (“EMEA”), Asia Pacific, and Latin America.
Flavors & Ingredients
All Flavors & Ingredients sales in the United States are made through our offices located in Camden, New Jersey and Richmond, Virginia, with technical support from our Flavors & Ingredients research and development (“R&D”) department. Outside the United States, we sell our Flavors & Ingredients products from our Camden, New Jersey offices, through our French and Chinese subsidiaries and our sales office in Dubai, United Arab Emirates and through exclusive agents as well as independent distributors.
Marketing activity is conducted through our website, digital marketing strategy, tradeshows, R&D newsletters, and email campaigns to effectively reach the individuals who will make purchase decisions at our customers at the R&D, procurement, and the executive levels.

Suppliers, Raw Materials and Procurement
Branded CPG
The primary raw materials used in our Branded CPG manufacturing processes are aspartame, sucralose, saccharine, stevia, and bulking agents. Packaging material used in the manufacturing process includes paper, shipping boxes, glass jars, and cartons. Key ingredients are procured and available on a global scale. These ingredients are contracted forward, with additional supply available in all key markets.
We believe we maintain excellent relationships with our Branded CPG suppliers and are not reliant on any one vendor for critical supply.
Flavors & Ingredients
Most of the licorice root processed by our Flavors & Ingredients segment originates in the Middle East and Central Asia in countries such as Afghanistan, the Peoples’ Republic of China, Pakistan, Iraq, Azerbaijan, Kazakhstan, Turkmenistan, Uzbekistan, Tajikistan, Georgia, Armenia, Russia and Turkey. Our strategy of maintaining strong relationships across multiple markets and suppliers allows us to seamlessly source our licorice raw material requirements in the event supply from any one area or supplier becomes temporarily unavailable or uneconomical.
We have an exclusive supply contract to purchase the output of licorice extract and certain licorice derivatives from a manufacturer with facilities in Uzbekistan. For the year ended December 31, 2020, our purchases from this supplier totaled approximately $11.5 million, representing 31% of our licorice raw materials purchases for the year. In addition to a stable source of licorice raw materials, we strive to maintain sufficient licorice raw material inventory and open purchase contracts to meet normal production needs for two years to overcome the natural variability in wild collected licorice root quality from various regions and crop cycles and ensures against temporary disruptions in supply.
Our licorice manufacturing process is also uniquely flexible in that we are able to use multiple types of commercially available licorice raw materials including roots, intermediate licorice extracts and licorice derivatives produced by third parties. This manufacturing flexibility enables us to maximize the value of our raw material purchases and inventory investments and to respond quickly to new business opportunities by utilizing intermediate raw materials.
International Operations
We are a global company with sales in over 100 countries, and our principal markets outside the U.S. are in Europe, Asia, the Middle East and Latin America. In 2020, no single customer accounted for more than 10% of our total sales. Management has identified significant opportunities for increasing the customer base via geographic expansion, distribution gains and product innovation. Our geographic diversity allows us to draw on the skills of a worldwide workforce, provides greater stability to our operations, allows us to drive economies of scale, provides sales streams that may help offset economic trends that are specific to individual economies and offers us an opportunity to access new markets for products. Our management team has strong global relationships with many customers and channels, including grocery, club stores, distributors and food service operators across a number of key geographies that accelerates new product placement and will help us expand our presence in currently under-penetrated markets, such as India and China. In addition, we believe that our future growth depends in part on our ability to continue developing products and sales models that successfully target high-growth markets.
In 2020, we generated approximately 43% of our revenue in North America, approximately 36% of our revenue in Europe, Middle East and Africa, approximately 16% of our revenue in Asia-Pacific and approximately 5% of our revenue in Latin America.
The manner in which our products and services are sold outside the U.S. differs by business and by region. Most of our sales in non-U.S. markets are made by our subsidiaries located outside the U.S., though we also sell directly from the U.S. into non-U.S. markets through various representatives and distributors and, in some cases, directly. In countries with low sales volumes, we generally sell through representatives and distributors.
Information about the effects of foreign currency fluctuations on our business is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For a discussion of risks related to our non-U.S. operations and foreign currency exchange, please refer to the section entitled “Risk Factors - Risks Related to Our Business.”

Research & Development
We have dedicated R&D teams employed at each of our reportable business segments. R&D efforts are divided across geographies and focus on a number of areas including new product launches, formulation development, and product expansion opportunities. Our R&D capabilities include supporting existing and potential customers on projects with our products, education on proper use of the products through demonstrations, newsletters, and tradeshows, application development and new product development.
Intellectual Property
Our ability to create, obtain and protect intellectual property (“IP”) is important to the success of our business and our ability to compete. We create IP in our operations globally, and we work to protect and enforce our IP rights. We consider our trademarks valuable assets, including well-known marks such as Whole Earth®, Swerve®, Equal®, Canderel®, Pure Via® and Magnasweet®.
In addition, we integrate licensed third-party technology and IP into certain aspects of our products.
Although certain third-party proprietary IP rights are important to our success, we do not believe we are materially dependent on any particular third-party patent, license, or group.
Competition
We believe that we are a leader in many of our served markets. Although our businesses generally operate in highly competitive markets, our competitive position cannot be determined accurately in the aggregate or by segment, since none of our competitors offer all of the same product and service lines and serve all of the same markets as we do. Because of the range of the products and services we sell and the variety of markets we serve, we encounter a wide variety of competitors, including well-established regional competitors and competitors who are more specialized than we are in particular markets.
Key competitive factors vary among our businesses and product and service lines, but include the specific factors noted above with respect to each segment and typically also include price, quality, performance, delivery speed, applications expertise, distribution channel access, service and support, technology and innovation, breadth of product, service and brand name recognition.
We believe that the principal competitive factors in distributing tabletop sweetener are product taste, consumer brand recognition, ingredient preference, and price. The low-calorie tabletop sweetener market is currently well served at a variety of price points by a number of well-established competitors. We believe that the entrance of a new competitor using existing sweetening ingredients would find it challenging to overcome a highly loyal consumer base, established relationships with worldwide trade and distribution networks, the expense of brand building and lack of product differentiation. As such, we have experienced very little brand competition within the alternative sweetener market globally.
The functional ingredients market typically consists of ingredients that account for a small amount of the customer’s cost of sales, but are vitally important to functionality. Within this market, the principal competitive factors for the licorice category include supply security and availability, product quality, proprietary formulations, price, and technical support. Our Flavors & Ingredients segment is uniquely positioned given its global footprint, best-in-class supply chain capabilities, proprietary manufacturing processes, and regulator approved customer formulations that reliably provide customers with critical ingredients for their products. Our Flavors & Ingredients segment competes globally for certain derivative products against divisions of larger flavor houses and chemical companies and we compete in local markets with a number of small, private, typically country-focused manufacturers, brokers, and distributors.
Regulation and Compliance
As a food and ingredient manufacturer, we operate in compliance with the requirements of the FDA and other regional food manufacturing guidelines. Our products comply with the U.S. Federal Food, Drug and Cosmetic Act of 1938 and the rules and regulations promulgated thereunder, state unfair competition and deceptive trade practices statutes, Food Allergen Labeling and Consumer Protection Act of 2004, the Organic Foods Production Act, and all comparable state and international laws and each of their applicable implementing regulations.

Licorice extract and certain pure licorice derivatives used as additives are GRAS for use in food by the FDA. Global approval for the use of licorice extract and derivatives for food consumption varies depending upon the country. Pure licorice derivatives have been successfully utilized in approved pharmaceutical and cosmetics products around the world. Pure licorice derivatives are also approved for use under the EU Cosmetic Directive and by the U.S. Cosmetic Ingredient Review Board.
Our Flavors & Ingredients international manufacturing facilities are currently Global Food Safety Initiative (“GFSI”)-certified and are registered with the FDA. Each manufacturing facility is monitored using coordinated quality departments located in the U.S., France and China to ensure that all product shipped is in compliance with quality and regulatory requirements. In addition to food manufacturing regulations, we operate in compliance with OSHA requirements and with applicable federal, state, local and international environmental laws and regulations. Safety training programs are maintained at each facility to educate employees on food safety and workplace safety requirements.
The Family Smoking Prevention and Tobacco Control Act of 2009 (“TCA”) gave the FDA comprehensive authority to regulate the manufacturing, marketing and sale of tobacco products in the U.S. The TCA requires tobacco companies to disclose the contents of tobacco products and any changes to their products, and requires FDA review and approval of all new tobacco products. Among its broad powers, the FDA may order changes in cigarettes and other existing tobacco products to meet new product standards based on medical, scientific and other technological evidence as appropriate for the protection of the public health. We work with our tobacco customers to ensure compliance with applicable FDA standards and regulations.
Employees
As of December 31, 2020, we had a total of approximately 583 employees, of whom approximately 130 were employed in the U.S. and approximately 453 were employed outside of the U.S. Of our U.S. employees, approximately 18% were hourly-rated, unionized employees. Outside the U.S., we have government-mandated collective bargaining arrangements and union contracts in certain countries, particularly in Europe where certain of our employees are represented by unions and/or works councils. For a discussion of risks related to employee relations, please refer to the section entitled “Risk Factors - Risks Related to Our Business.”
Corporate Information
Our principal executive offices are located at 125 S. Wacker Drive, Suite 3150, Chicago, IL 60606, and our telephone number is (312) 840-6000. We maintain a website at www.wholeearthbrands.com. The information contained on our website is not intended to form a part of, or be incorporated by reference into, this Annual Report on Form 10-K.
Available Information
Access to all of our SEC filings, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, is provided, free of charge, on our website (https://www.wholeearthbrands.com) as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Additionally, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Information about our Executive Officers:
The names, ages as of March 16, 2021, and current positions of our executive officers are listed below. All executive officers serve at the pleasure of the Board of Directors, with no fixed term of office.

Name	Age	Position
Albert Manzone	57	Chief Executive Officer
Andrew Rusie	46	Chief Financial Officer

Albert Manzone
Mr. Manzone has served as our Chief Executive Officer since the closing of the Business Combination in June 2020. Mr. Manzone has more than 25 years of experience in the consumer products industry, having served in strategy, operational, and leadership management roles within a number of global organizations. Mr. Manzone served as Chief Executive Officer of Flavors Holdings Inc. from February 2016 to June 2020. Prior to joining Flavors Holdings Inc., Mr. Manzone served as President, Europe for four years at Oettinger Davidoff AG, a leading global provider of premium branded cigars and accessories. Prior to Davidoff, Mr. Manzone served as President of Consumer Health, South East Europe, at Novartis; and President, Europe at W.M. Wrigley Jr. Company. From 1996 through 2007, Mr. Manzone held multiple global senior leadership roles at PepsiCo, including as President PepsiCo Shelf Stable Juices North America. Mr. Manzone holds a graduate degree in International Business from Sorbonne University in Paris and an M.B.A. from the J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Manzone has also served on our Board of Directors since October 2020.
Andrew “Andy” Rusie
Mr. Rusie has served as our Chief Financial Officer since the closing of the Business Combination in June 2020. Prior to joining us, Mr. Rusie served as the Chief Financial Officers of Flavors Holdings Inc. and Merisant US, Inc. as Chief Financial Officer beginning in December 2019. Mr. Rusie previously served as VP Corporate Finance & Strategy at Mauser Packaging Solutions, an operating division of Stone Canyon Industries Holdings LLC. Prior to Mauser, Mr. Rusie held multiple leadership roles at Mead Johnson Nutrition, a global leader in infant nutrition, and its successor entities between 2003 to 2017 serving in a number of finance leadership roles across China, Latin America, Southeast Asia and Europe during his tenure. In 2017, Mr. Rusie led the global, cross-functional integration associated with Reckitt Benckiser’s $17B acquisition of Mead Johnson Nutrition and was named the global Chief Financial Officer of the Mead Johnson business unit after the integration. Mr. Rusie worked for Ernst & Young LLP as a Senior Auditor from 1996 to 2001. Mr. Rusie has served as a Board Member to the American Chamber of Commerce South China since 2013. He holds an M.B.A. from Indiana University and an undergraduate degree from Miami University (OH). Andy obtained his U.S. CPA license in 1996.

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
Risks Related to Our Branded Consumer Packaged Goods (CPG) Segment
Competition, consolidation and costs may reduce sales and margins.
We operate in a highly competitive industry and compete with companies that have greater capital resources, facilities and diversity of product lines. Increased competition for products could result in reduced volumes and/or prices, both of which would reduce our sales and margins. Our competitors may also introduce new low-calorie sweeteners and other alternatives to sugar. To the extent that current users of our products switch to other low-calorie sweeteners or sugar alternatives, there could be a decrease in the demand for our products. In addition, competitors with larger marketing budgets can influence consumer preferences. There is no assurance that Merisant’s existing marketing spending is sufficient to stay competitive with other product manufacturers.
Our margins are also under pressure from consolidation in the retail food industry in many regions of the world. In the United States, we have experienced a shift in the channels where consumers purchase our products from the higher margin retail to the lower margin club and mass merchandisers. Such consolidation may significantly increase our cost of doing business and may further result in lower sales of our products and/or lower margins on sales. In addition, increased competition from private label manufacturers of low-calorie tabletop sweeteners may have a negative impact on sales and/or margins.

Additionally, the success of our Branded CPG segment depends in part on our ability to manage costs and be efficient in the highly competitive tabletop sweetener industry. Inability to manage fluctuations in the price and availability of raw materials, energy, freight and other operating inputs could contribute to decreased profitability. Such fluctuations could stem alternative crops and varying local or regional harvests because of, for example, weather conditions, crop disease, climate change or crop yields. In some cases, we may not be able to pass the full increase in raw material prices, or higher energy, freight or other operating costs, on to our customers.
Rapid growth of natural sweetener products may not be sustainable and launches of new products may not be successful.
The rapid net sales growth experienced in our natural sweetener category may not be sustainable long term and could moderate in the coming years or quarters. In addition, adoption of the Whole Earth®, Pure Via® and Swerve® brands may be slower or cost more than has been historically experienced. New sweeteners may be introduced into the market which could impact net sales growth.
We must expend resources to maintain consumer awareness of our brands, build brand loyalty and generate interest in our products. Our marketing strategies and channels will evolve and our programs may or may not be successful.
We believe that our consumer-packaged goods are broadly known and followed in the United States and many other countries in which we operate. In order to remain competitive and expand and keep shelf placement for our products, we may need to increase our marketing and advertising spending to maintain and increase consumer awareness, protect and grow our existing market share or promote new products, which could affect our operating results. Substantial advertising and promotional expenditures may be required to maintain or improve our brand’s market position or to introduce new products to the market, and participants in our industry are increasingly engaging with non-traditional media, including consumer outreach through social media and web-based channels, which may not prove successful. An increase in our marketing and advertising efforts may not maintain our current reputation, or lead to increased brand awareness. In addition, we consistently evaluate our product lines to determine whether or not to discontinue certain products. Discontinuing product lines may increase our profitability but could reduce our sales and hurt our brands, and a reduction in sales of certain products could result in a reduction in sales of other products. The discontinuation of product lines may have an adverse effect on our business, financial condition and results of operations.
Health-related allegations could damage consumer confidence in our products.
Periodically, claims are made regarding the safety of Artificial Sweeteners consumption. Past claims include allegations that Artificial Sweeteners lead to various health problems. Although we believe that we have been successful in presenting scientific evidence to dispute these claims and restore consumer confidence in the face of each of these claims, there can be no assurance that we will be similarly successful if health-related allegations are made in the future. If consumers lose confidence in the safety of our products, regardless of the accuracy or supportability of such claims, our sales and margins would be negatively impacted. Furthermore, actions by the FDA and other federal, state or local agencies or governments domestically or abroad may impact the acceptability of or access to certain sweeteners. For example, the FDA could ban or recall certain sweeteners for safety reasons.
Product liability claims or product recalls could adversely affect our business reputation.
The sale of food products for human consumption involves the risk of injury to consumers. Such hazards could result from:
•tampering by unauthorized third parties;
•product contamination;
•the presence of foreign objects, substances, chemicals and other agents; or
•residues introduced during the manufacturing, packaging, storage, handling or transportation phases.
Some of the products we sell are produced for us by third parties and such third parties may not have adequate quality control standards to ensure that such products are not adulterated, misbranded, contaminated or otherwise defective. In addition, we license our brands for use on products produced and marketed by third parties, for which we receive royalties. We, as well as the manufacturers of aspartame, may be subject to claims made by consumers as a result of products manufactured by these third parties which are marketed under our brand names.

Consumption of adulterated products may cause serious health-related illnesses and we may be subject to claims or lawsuits relating to such matters. Even an inadvertent shipment of adulterated products is a violation of law and may lead to an increased risk of exposure to product liability claims, product recalls and increased scrutiny by federal and state regulatory agencies. Such claims or liabilities may not be covered by our insurance or by any rights of indemnity or contribution which we may have against third parties. In addition, even if a product liability claim is not successful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could have a material adverse effect on our reputation with existing and potential consumers and on our brand image, all of which could negatively impact our earnings and cash flows.
Our Branded CPG segment may be adversely affected by concentration in our manufacturer, supplier and distributor base.
We currently rely upon an external manufacturer in the U.S., as well as an internal manufacturer in the Czech Republic, a number of key tollers, external manufacturers, packaging suppliers, ingredient suppliers, and 3PL (logistics) vendors globally. There are a limited number of manufacturing service suppliers, ingredient and packaging suppliers with the capability and capacity to meet our strict product requirements effectively. Failure by our external manufacturers, internal plant, ingredients or packaging suppliers to manufacture, or supply, as applicable, or our logistics vendors to transport our products, in accordance with our agreements with each supplier could result in inventory shortages. Inventory practices and redundant sourcing contingencies have been established in the event of protracted product supply interruptions; however, regulatory, manufacturing, and replenishment lead times for contingent sources could extend beyond safety stock coverage, which would have a negative impact on earnings and cash flows and impair our ability to operate our business.
Additionally, we use exclusive distributors in certain jurisdictions for our products. Our Branded CPG segment would suffer disruption if these distributors were to fail to perform their expected services or to effectively represent us, which could adversely affect our business.
Risks Related to Our Flavors & Ingredients Segment
Our ability to reduce costs of operation and meet increasing customer requirements or preferences for compliance with GFSI depends on timely and successful completion of our factory reorganization project.
Because of changes in the volume and make-up of our Flavors & Ingredients business and the age of our Camden, New Jersey facility, we are in the process of moving certain operations from our Camden facility to our Richmond, Virginia facility and to our facilities in France and China. This will enable us to realize greater efficiencies in the manufacturing process, to reduce costs by manufacturing product at locations closer to our suppliers, and to comply with GFSI standards which are being demanded by more of our customers. Successful completion of the project depends on the ability to hire, train and retain qualified workers at the new locations, to fund equipment purchases and other investments in the facilities, and to obtain customer and other approvals. In addition, there could be significant costs and expenses incurred in connection with downsizing the Camden facility, including costs associated with the disposition of assets.
Products manufactured and sold by our Flavors & Ingredients segment are regulated within the U.S. market by the FDA and the principles of the Food Safety Modernization Act (“FSMA”). Changes to FDA requirements and increased requirements for the manufacture of food products are being addressed through the factory reorganization project undertaken by Mafco Worldwide. Such changes are being evaluated to allow for continued compliance with FDA manufacturing requirements. Changes to FSMA requirements beyond the current plans of the factory reorganization project may impact the marketability of our Flavors & Ingredients products or result in increased cost of our operations.
Our business is dependent on sales to the worldwide tobacco industry, and negative developments and trends within the tobacco industry could have a material adverse effect on our business, financial condition and results of operations.
In 2020, approximately 40.9% of our Flavors & Ingredients sales and 14.5% of our consolidated net revenues were to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. Changing public attitudes toward tobacco products, an increased emphasis on the public health aspects of tobacco product consumption, increases in excise and other taxes on tobacco products and an expansion of tobacco regulations in a number of countries have contributed significantly to a worldwide decline in consumption. Negative developments and trends within the tobacco industry could have a material adverse effect on our Flavors & Ingredients business, financial condition and results of operations.

The tobacco industry has been subject to increased governmental taxation and regulation and in recent years has been subject to substantial litigation. These trends are likely to continue and it is likely that these trends will negatively affect tobacco product consumption and tobacco product manufacturers.
Producers of tobacco products are subject to regulation in the United States at the federal, state and local levels, as well as in foreign countries. The FDA has the power to limit the type or quantity of additives that may be used in the manufacture of tobacco products in the United States. This power has been extended to include e-cigarettes and other electronic nicotine delivery systems (“ENDS”). Actions by the FDA and other federal, state or local agencies or governments may impact the acceptability of or access to tobacco products, limit consumer choice as to tobacco products, delay or prevent the launch of new or modified tobacco products, require the recall or other removal of tobacco products from the marketplace (for example, as a result of product contamination, rulemaking that bans menthol, a determination by the FDA that one or more tobacco products do not satisfy the statutory requirements for substantial equivalence, because the FDA requires that a currently-marketed tobacco product proceed through the pre-market review process or because the FDA otherwise determines that removal is necessary for the protection of public health), restrict communications to tobacco consumers, restrict the ability to differentiate tobacco products, or otherwise significantly increase the cost of doing business, or restrict or prevent the use of specified tobacco products in certain locations or the sale of tobacco products by certain retail establishments. For example, in 2020, the FDA issued a statement effectively banning certain unauthorized ENDS products containing flavors other than tobacco or menthol which had previously constituted a significant percentage of the overall revenues of that category.
Similarly, countries outside the United States have rules restricting the use of various ingredients in tobacco products. During 2005, the World Health Organization promulgated its Framework Convention for Tobacco Control (the “FCTC”). The FCTC is the first international public health treaty and establishes a global agenda for tobacco regulation in order to limit the use of tobacco products. More than 160 countries, as well as the European Union, have become parties to the FCTC. In November 2010, the governing body of the FCTC issued guidelines that provide non-binding recommendations to restrict or ban flavorings and additives that increase the attractiveness of tobacco products and require tobacco product manufacturers to disclose ingredient information to public health authorities who would then determine whether such ingredients increase attractiveness. The European Commission and individual governments are also considering regulations to further restrict or ban various cigarette ingredients. Future tobacco product regulations may be influenced by these FCTC recommendations.
Over the years, there has been substantial litigation between tobacco product manufacturers and individuals, various governmental units and private health care providers regarding increased medical expenditures and losses allegedly caused by use of tobacco products. Some of this litigation has been settled through the payment of substantial amounts to various state governments, and United States cigarette companies significantly increased the wholesale price of cigarettes in order to recoup a portion of the settlement cost. Cigarette companies have also sought to offset the cost of these payments by changing product formulations and introducing new products with decreased ingredient costs. There may be an increase in health-related litigation against the tobacco industry, and it is possible that Mafco Worldwide, as a supplier to the tobacco industry, may become a party to such litigation. This litigation, if successful, could have a material adverse effect on our Flavors & Ingredients business.
The tobacco business, including the sale of cigarettes and smokeless tobacco, has been subject to federal, state, local and foreign excise taxes for many years. In recent years, federal, state, local and foreign governments have increased such taxes as a means of both raising revenue and discouraging the consumption of tobacco products. New proposals to increase taxes on tobacco products are also regularly introduced in the United States and foreign countries. Additional taxes may lead to an accelerated decline in tobacco product sales. Tax increases are expected to continue to have an adverse impact on sales of tobacco products through lower consumption levels.
We are unable to predict whether there will be additional price or tax increases for tobacco products or the size of any such increases, or the effect of other developments in tobacco regulation or litigation or consumer attitudes on further declines in the consumption of either tobacco products containing licorice extract or on sales of licorice extract to the tobacco industry. Further material declines in sales to the tobacco industry are likely to have a significant negative effect on the financial performance of our Flavors & Ingredients business.

Changes in, or interpretations of, regulations regarding licorice or its components may reduce our sales and profits.
Restrictions on certain licorice components vary worldwide, as countries, or states may have varying limits on specific components. Regulations issued by the European Chemicals Agency, the FDA, U.S. Department of Agriculture, the California Office of Environmental Health Hazard Assessment (Proposition 65) or other agencies may impact the potential markets for our Flavors & Ingredients products. As further research is conducted on raw materials and testing technology and capabilities increase, additional items may be identified within the natural licorice matrix which may be a source for limitation of application of our Flavors & Ingredients products.
Our Flavors & Ingredients products are currently marketed as natural flavors in the U.S. and other major markets. As the definition of “natural” varies throughout the world, changes in worldwide governmental regulatory agency definitions of natural may impact the potential market for our Flavors & Ingredients products.
European Union regulators are currently evaluating the health effects of 15 ingredients, including licorice, used in tobacco products, and are scheduled to recommend in May 2021 whether the use of any of these ingredients should be reduced or eliminated in cigarettes sold in the European Union. An adverse recommendation with respect to licorice may have a negative impact on our revenues and operations in Europe, to the extent that new restrictions are imposed by the European Union or its member states on the use of licorice in tobacco products manufactured or sold in the European Union or such member states.
Competition and consolidation in the functional ingredients industry may reduce our sales and profit margins.
Our Flavors & Ingredients segment competes in a highly-competitive industry with companies that manufacture products which perform functions similar to our products and that have greater capital resources, facilities and diversity of product lines. Increased competition as to our Flavors & Ingredients products could result in decreased demand for our products, reduced volumes and/or prices, each of which would reduce our sales and margins and have a material adverse effect on our Flavors & Ingredients business, financial condition and results of operations.
Our Flavors & Ingredients customers are under pressure to reduce costs, which could cause them to reformulate their products and substitute cheaper ingredients for our Flavors & Ingredients products. In addition, the ingredients industry is undergoing consolidation, which could enable our customers to negotiate lower prices for our Flavors & Ingredients products. These customer and industry pressures may result in lower sales of our Flavors & Ingredients products and/or lower margins on our Flavors & Ingredients sales.
Many of our employees belong to labor unions, and strikes, work stoppages and other labor disturbances could adversely affect our operations and could cause our costs to increase.
Mafco Worldwide is a party to collective bargaining agreements with respect to its employees. The Camden, New Jersey agreement expires in September 2021. The Richmond, Virginia facility agreement expired in December 2020 and is not being renewed. Disputes with regard to the terms of these agreements or our potential inability to negotiate an acceptable contract upon expiration of the existing contracts could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. If the unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, our Flavors & Ingredients business could experience a significant disruption of its operations and higher ongoing labor costs. In addition, our collective bargaining agreements and labor laws may impair our ability to reduce labor costs by streamlining existing manufacturing facilities and in restructuring our Flavors & Ingredients business because of limitations on personnel and salary changes and similar restrictions.
Changes in our relationships with our suppliers could have a material adverse effect on our Flavors & Ingredients business, financial condition and results of operations.
We operate a complex supply chain which is critical to our Flavors & Ingredients operations. In the event of disruption, the operations risk carrying inadequate supplies to meet customer demand. If we are unable to manage our supply chain efficiently, our operating costs could increase and our profit margins decrease.

Our Flavors & Ingredients business is dependent on our relationships with suppliers of licorice raw materials (which includes licorice root, intermediary licorice extract and licorice derivatives). Licorice is derived from the roots of the licorice plant, a shrub-like leguminous plant that is indigenous to the Middle East and Central Asia. The licorice raw materials we purchase originates in Afghanistan, the Peoples’ Republic of China, Pakistan, Iraq, Azerbaijan, Uzbekistan, Turkmenistan, Kazakhstan, Tajikistan, Georgia, Armenia, Russia and Turkey. During 2020, one of our suppliers of licorice raw materials supplied approximately 31% of our total licorice raw materials purchases. Mafco Worldwide has an exclusive supply arrangement with a manufacturer of licorice extract and crude derivatives in Uzbekistan. The agreement expires in October 2025 and gives Mafco Worldwide the right to purchase all of the licorice products manufactured at the facility. Mafco Worldwide agreed to purchase a certain minimum amount of licorice products each year during the term and to assist in funding the purchase of raw materials inventory to be used in manufacturing product, with the timing of such funding at Mafco Worldwide’s discretion. The price of the products is determined according to a pricing formula, taking into account the cost of raw materials and the product yield. The licorice products must meet quality specifications set forth in the agreement. Although alternative sources of licorice raw materials are available to Mafco Worldwide, Mafco Worldwide could incur higher costs if the supplier is unable to produce sufficient quantities of licorice raw materials at the quality levels required by Mafco Worldwide. In addition, operations in Uzbekistan could be disrupted for reasons beyond our supplier’s control, such as political or economic instability or changes in government policies or regulations. If any material licorice raw materials supplier modifies its relationship with Mafco Worldwide, such a loss, reduction or modification could have a material adverse effect on our Flavors & Ingredients business, results of operations and financial condition.
Fluctuations in costs of licorice root and intermediary licorice extract could have a material adverse effect on our Flavors & Ingredients business, financial condition and results of operations.
The price of licorice raw materials moderately decreased in 2020 from 2019. The price of licorice raw materials is affected by many factors, including monetary fluctuations and economic, political and weather conditions in countries where our flavors and ingredients suppliers are located. Although Mafco Worldwide often enters into purchase contracts for these products, significant or prolonged increases in the prices of licorice raw materials could have a material adverse effect on our Flavors & Ingredients business, results of operations and financial condition.
We are subject to risks associated with economic, climatic or political instability in countries in which we source licorice root and intermediary licorice extract.
We purchase licorice raw materials from suppliers in Afghanistan, the People’s Republic of China, Pakistan, Iraq, Azerbaijan, Uzbekistan, Turkmenistan, Kazakhstan, Tajikistan, Georgia, Armenia, Russia and Turkey. Producers of intermediary licorice extract are located primarily in the People’s Republic of China, Iraq and Central Asia. Our wholly-owned derivative manufacturing facilities, the primary source of our licorice derivatives, are located in the People’s Republic of China. These countries and regions have, from time to time, been subject to political instability, corruption and violence. Economic, climatic or political instability, government intervention or civil unrest in these countries and regions could result in reduced supply, material shipping delays, fluctuations in foreign currency exchange rates, customs duties, tariffs and import or export quotas, embargos, sanctions, significant increases in the cost of energy, significant raw material price increases or exposure to liability under the Foreign Corrupt Practices Act or under regulations promulgated by U.S. Treasury’s Office of Foreign Assets Control (“OFAC”) and could have a material adverse effect on our Flavors & Ingredients business, results of operations and financial condition. Furthermore, military action as well as continuing threats of terrorist attacks and unrest, have caused instability in the world’s financial and commercial markets and have significantly increased political and economic instability in some of the countries and regions from which our raw materials originate. Acts of terrorism and threats of armed conflicts in or around these countries and regions could adversely affect our Flavors & Ingredients business, results of operations and financial condition in ways we cannot predict at this time.
Any failure to maintain the quality of our manufacturing processes or raw materials could harm our operating results.
The manufacture of our Flavors & Ingredients products is a multi-stage process that requires the use of high-quality materials and manufacturing technologies. We are dependent on our suppliers to provide licorice raw materials meeting our quality standards. In spite of stringent quality controls, weaknesses in process control or minute impurities in materials may cause a substantial percentage of a product in a lot to be defective. If we were not able to maintain our manufacturing processes or to maintain stringent quality controls, or if contamination problems arise, the operating results of our Flavors & Ingredients business would be harmed.

Our Flavors & Ingredients segment is subject to risks related to weather, disease and pests that could adversely affect our business.
Licorice production is subject to a variety of agricultural risks. Extreme weather conditions, disease and pests can materially and adversely affect the quality and quantity of licorice produced. We maintain large inventories of raw material stock as part of our operating plan. The stability of licorice raw materials is dependent upon the ability of the product to remain dry and free of infestation. Increased governmental restrictions on the application of pesticides or fumigants could reduce our ability to maintain long-term storage of licorice root or result in increased cost of operations. A sustained supply interruption could have a material adverse effect on our Flavors & Ingredients business, results of operations and financial condition.
Our failure to accurately forecast and manage inventory could result in an unexpected shortfall of our Flavors & Ingredients products, which could harm our business.
We monitor our inventory levels based on our own projections of future demand. Because of the length of the supply chain cycle and the time necessary to produce licorice products, we must make production decisions well in advance of sales. An inaccurate forecast of demand can result in the unavailability of licorice products in high demand. This unavailability may negatively impact sales volumes and adversely affect customer relationships. Furthermore, from time to time, changes in manufacturing processes or in customer demand may cause certain inventory to become obsolete or require substantial reserves.
The imposition of tariffs by the United States and other countries could have a material adverse effect on our Flavors & Ingredients business, financial condition and results of operations.
We import licorice raw materials from various countries and exports products from the U.S., France and China. The imposition of tariffs by a country from which we import goods or to which it exports goods could result in increased costs of production and higher prices and reduced demand for our Flavors & Ingredients products.
Risks Related to Our Business
The ongoing novel coronavirus (COVID-19) outbreak and consequent travel and other restrictions could adversely affect our business.
The COVID-19 pandemic continues to create challenging and unprecedented conditions, and we continue our commitment to supporting the global response to the crisis. Although there are effective vaccines for COVID-19 that have been approved for use, distribution of the vaccines has only recently started and a majority of the public globally will likely not have access to a vaccination until sometime later in 2021 or 2022. Accordingly, there remains significant uncertainty about the duration and extent of the impact from the COVID-19 pandemic. We are extremely proud of our employees who are doing a tremendous job under difficult circumstances ensuring we supply the products our customers and consumers want. We have been pleased with our preparation and efforts through the pandemic and believe we remain well-positioned for the future as we continue to navigate the crisis and prepare for an eventual return to a more normal operating environment. To date, we have successfully implemented contingency plans overseen by our global leadership team to monitor the evolving needs of our global business.
From the outset of the pandemic, our first priority has been the well-being of our employees and consumers. We have consistently met or exceeded government guidelines for addressing the health and safety of our employees, including global travel restrictions, prohibitions against visitors, social distancing requirements, the use of thermal temperature scanners, and the provision of personal protective equipment to our employees. We have also enabled the use of new technology to allow many of our office-based employees to work from home effectively.
We may face operational challenges as well as potential increased operating costs in manufacturing our products and making them available to customers and consumers as a result of the COVID-19 pandemic. Shelter-in-place and social distancing behaviors, which are being mandated or encouraged by governments and practiced by businesses and individuals, create challenges for our manufacturing employees as well as for third parties on which we rely to make our products available to consumers. These third parties include our suppliers, contract manufacturers, distributors, logistics providers and other business partners, retailers that ultimately sell our Branded CPG products to consumers and customers of our Flavors and Ingredients business.

To date, consumer behaviors that have resulted from COVID-19 have increased overall demand for our Branded CPG products sold via retail or e-commerce channels. This demand has been partially offset by lower demand for Branded CPG products in the food service channel, working capital reductions by distributors and retailers in emerging markets and temporary impacts on demand for our Flavors and Ingredients products driven by disruptions in our customers’ supply chains or logistics networks.
While we have experienced a net increase in the overall demand for our products during the COVID-19 pandemic, the continued duration of that increased demand environment is uncertain. Additionally, deteriorating economic conditions arising from the COVID-19 pandemic, or future pandemics, could adversely affect future demand for our products. Factors such as increased unemployment, decreases in disposable income and declines in consumer confidence could cause a decrease in demand for our overall product set, particularly higher priced products.
If we fail to successfully implement our growth strategies on a timely basis, or at all, our ability to increase our revenue and operating profits could be materially and adversely affected.
Our future success depends, in large part, on our ability to implement our growth strategies effectively. However, we may not succeed in implementing our growth strategies effectively. As a multi-brand business, we face increased complexities and greater uncertainty with respect to consumer trends and demands than as a single-brand business. Our ability to successfully expand our consumer packaged goods and ingredients brands and other growth strategies depends on, among other things, our ability to identify, and successfully cater to, new demographics and consumer trends, develop new and innovative products, identify and acquire additional product lines and businesses, secure shelf space in grocery stores, wholesale clubs and other retailers, increase consumer awareness of our brands, enter into distribution and other strategic arrangements with third-party retailers and other potential distributors of our products, and compete with numerous other companies and products. We may not be successful in reaching and maintaining the loyalty of new consumers to the same extent, or at all, as we have with our historical consumers. If we are unable to identify and capture new audiences and demographics, our ability to successfully integrate additional brands will be adversely affected. Accordingly, we may not be able to successfully implement our growth strategies, expand our brands, or continue to maintain growth in our sales at our current rate, or at all. If we fail to implement our growth strategies or if we invest resources in growth strategies that ultimately prove unsuccessful, our sales and profitability may be negatively affected, which would materially and adversely affect our business, financial condition and results of operations.
Changes in consumer preferences could decrease our revenues and cash flow.
We are subject to the risks of evolving consumer preferences and nutritional and health-related concerns. To the extent that consumer preferences evolve away from low-calorie tabletop sweeteners, there will be a decreased demand for our Branded CPG products. Consumer perception that there are low-calorie tabletop sweetener alternatives that are healthier or more natural could decrease demand for such products. Any shift in consumer preferences away from our Branded CPG products, including any shift in preferences from aspartame-based products or stevia-based products to other low-calorie tabletop sweetener products could significantly decrease our revenues and cash flows and impair our ability to operate our Branded CPG business segment.
A portion of our Flavors & Ingredients revenues are derived from the sale of licorice to worldwide confectioners. To the extent that consumer preferences shift away from licorice-flavored candy, operating results relating to the sale of licorice to worldwide confectioners could be impaired, which could have a material adverse effect on our business, financial condition and results of operations. In addition, a portion of our revenues are derived from the sale of licorice derivatives to food processors for use as flavoring or masking agents, including our Magnasweet® brand products, which are used in various brands of chewing gum, lip balm, energy bars, non-carbonated beverages, chewable vitamins, aspirin, and other products and can be identified in the United States as a natural flavor. To the extent that consumer preferences evolve away from products that use licorice derivatives, operating results relating to the sale of licorice derivatives could be impaired, which could have a material adverse effect on our business, financial condition and results of operations.

We are heavily dependent on certain customers for a significant percentage of our net revenues.
The loss of or disruptions related to significant customers could result in a material reduction in sales or change in the mix of products we sell to a significant customer. In 2020, our top five Branded CPG customers accounted for approximately 20.5% of our Branded CPG net revenues. In 2020, our ten largest Flavors & Ingredients customers, three of which are manufacturers of tobacco products, accounted for approximately 55.0% of our Flavors & Ingredients net revenues. In 2020, one of our top European tobacco licorice extract customers, which represented approximately 4.3% of our Flavors & Ingredients revenue in 2019, materially reduced its business with us. There can be no assurance that our customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past. This could materially and adversely affect our product sales, financial condition and results of operations.
Our Business is subject to transportation risks.
An extended interruption in our ability to ship or distribute products could have a material adverse effect on our Branded CPG and our Flavors & Ingredients segments, financial condition and results of operations. We cannot be sure that we would be able to transport or distribute our products by alternative means if it were to experience an interruption due to strike, natural disasters, epidemics or pandemics, political conflict, civil unrest or otherwise, in a timely and cost-effective manner.
Our Business may be adversely affected by conditions in the countries where we operate.
We operate in many countries throughout the world. Economic and political changes in the countries where we market and produce our products, such as inflation rates, recession, foreign ownership restrictions, restrictions on transfer of funds into or out of a country and similar factors may adversely affect our results of operations. The imposition of tariffs by the United States and other countries could have a material adverse effect on our Branded CPG and Flavors & Ingredients segments, financial condition and operations.
Negative information, including inaccurate information, about us on social media may harm our reputation and brand, which could have a material and adverse effect on our business, financial condition and results of operations.
There has been a marked increase in the use of social media platforms and similar channels that provide individuals with access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate, as is its effect. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is potentially limitless. Information concerning our business and/or products may be posted on such platforms at any time. Negative views regarding our products and the efficacy of our products have been posted on various social media platforms, may continue to be posted in the future, and are out of our control. Regardless of their accuracy or authenticity, such information and views may be adverse to our interests and may harm our reputation and brand. The harm may be immediate without affording an opportunity for redress or correction. Ultimately, the risks associated with any such negative publicity cannot be eliminated or completely mitigated and may materially and adversely affect our business, financial condition and results of operations.
The United Kingdom’s withdrawal from the European Union could have an adverse impact on our business, financial condition, operating results and cash flows.
On January 31, 2020, the United Kingdom (“U.K.”) withdrew from the European Union (“E.U.”), commonly referred to as “Brexit.” On December 24, 2020, the U.K. and the E.U. agreed to a trade and cooperation agreement (the “Trade and Cooperation Agreement”), which will enter into force on the first day of the month following that in which the U.K. and the E.U. have notified each other that they have completed their respective internal requirements and procedures for establishing their consent to be bound. The Trade and Cooperation Agreement took provisional effect from January 1, 2021 (provisional application shall cease on the earlier of the date the agreement enters into force or April 30, 2021) and provided for, among other things, zero-rate tariffs and zero quotas on the movement of goods between the U.K. and the E.U.
We have operations in the U.K. related to our Branded CPG segment. Changes resulting from Brexit could subject our Branded CPG segment to increased risk, including changes in regulatory oversight, disruptions to supply, increases in prices, fees, taxes or tariffs on goods that are sold between the E.U. and the U.K. and difficulty staffing.

Due to the size and importance of the economy of the U.K., the uncertainty and unpredictability concerning the
U.K.’s future laws and regulations (including financial laws and regulations, tax and free trade agreements, immigration laws and employment laws) as well as its legal, political and economic relationships with Europe following its exit from the E.U. may continue to be a source of instability in international markets, create significant currency fluctuations or otherwise adversely affect trading agreements or similar cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise) for the foreseeable future. The long-term effects of Brexit will depend on the implementation of the Trade and Cooperation Agreement and any future agreements (or lack thereof) between the U.K. and the E.U. and, in particular, any potential changes in the arrangements for the U.K. to retain access to E.U. markets. Brexit could result in adverse economic effects across the U.K. and Europe, which could have a material adverse effect on the Company’s business, results of operations, financial condition and prospects. Additionally, Brexit may cause fluctuations in the value of the U.K. pound sterling and E.U. euro. Fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our expenses, earnings, cash flows, results of operations, and revenues.
Our international operations involve the use of foreign currencies, which subjects us to exchange rate fluctuations and other currency risks.
The revenues and expenses of our international operations generally are denominated in local currencies, which subject us to exchange rate fluctuations between such local currencies and the U.S. dollar. These exchange rate fluctuations subject us to currency translation risk with respect to the reported results of our international operations, as well as to other risks sometimes associated with international operations. In the future, we could experience fluctuations in financial results from our operations outside of the United States, and there can be no assurance we will be able, contractually or otherwise, to reduce the currency risks associated with our international operations.
Inability to protect our trademarks and other proprietary rights could damage our competitive position.
Any infringement or misappropriation of our intellectual property could damage its value and limit our ability to compete. We rely on copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property. We may have to engage in litigation to protect our rights to our intellectual property, which could result in significant litigation costs and require significant amounts of management’s time.
We do not own any issued patents relating to any of our products, but we do have a number of patent applications currently pending. Certain naturally occurring materials may not, themselves, be eligible for patent protection.
If other parties infringe on our intellectual property rights, the value of our brands in the marketplace may be diluted. In addition, any infringement of our intellectual property rights would likely result in a commitment of our time and resources to protect these rights through litigation or otherwise. One or more adverse judgments with respect to these intellectual property rights could negatively impact our ability to compete and could adversely affect our results of operations and financial condition.
We believe that the formulas and blends for our products are trade secrets. We rely on security procedures and confidentiality agreements to protect this proprietary information; however, such agreements and security procedures may be insufficient to keep others from acquiring this information. Any such dissemination or misappropriation of this information could deprive us of the value of our proprietary information.
Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and mechanisms for enforcement of intellectual property rights in some foreign countries may be inadequate. To the extent we expand our international activities, our exposure to unauthorized copying and use of our technologies and proprietary information may increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our technology and intellectual property.

If we fail to comply with the many laws applicable to our business, we may incur significant fines and penalties.
Our facilities and products are subject to laws and regulations administered by the FDA, and other federal, state, local, and foreign governmental agencies relating to the processing, packaging, storage, distribution, advertising, labeling, quality, and safety of food products. Our failure to comply with applicable laws and regulations could subject us to administrative penalties and injunctive relief, civil remedies, including fines, injunctions and recalls of our products. Our operations are also subject to regulations administered by the Environmental Protection Agency and other state, local and foreign governmental agencies. Failure to comply with these regulations can have serious consequences, including civil and administrative penalties and negative publicity. Any environmental or health and safety legislation or regulations enacted in the future, or any changes in how existing or future laws or regulations are enforced, administered or interpreted, as well as any material cost incurred in connection with liabilities or claims from these regulations may lead to an increase in costs, which could have a material adverse effect on our business, our consolidated financial conditions, results of operations and/or liquidity.
Personal data, including personal data of our customers and employees, is increasingly subject to legal and regulatory protections around the world, which vary widely in approach. We risk exposure to potential liabilities and costs resulting from the compliance with, or any failure to comply with, applicable legal requirements. Our business could be materially adversely affected by our inability, or the inability of our vendors who receive personal data from us, to comply with legal obligations regarding the use of personal data.
In addition to the possible fines and penalties discussed above, changes in laws and regulations in domestic and foreign jurisdictions, including changes in food and drug laws, accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws could have a significant adverse effect on our results of operations.
The countries in which we operate and from which we purchase raw materials could result in exposure to liability under the Foreign Corrupt Practices Act or under regulations promulgated by OFAC. Our failure to comply with applicable laws and regulations could subject us to administrative penalties and injunctive relief, civil remedies, including fines, injunctions and product recalls. The complexity of the many laws and regulations applicable to our business and the cost of compliance increases our costs of operations compared to some foreign competitors which are subject to less regulation.
Any acquisitions, partnerships or joint ventures that we enter into could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.
From time to time, we may evaluate potential strategic acquisitions of businesses, including partnerships or joint ventures with third parties. We may not be successful in identifying acquisition, partnership and joint venture candidates. In addition, we may not be able to continue the operational success of such businesses or successfully finance or integrate any businesses that we acquire or with which we form a partnership or joint venture. We may have potential write-offs of acquired assets and/or an impairment of any goodwill recorded as a result of acquisitions. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations or may result in conflicts with our business. Any acquisition, partnership or joint venture may not be successful, may reduce our cash reserves, may negatively affect our earnings and financial performance and, to the extent financed with the proceeds of debt, may increase our indebtedness. We cannot ensure that any acquisition, partnership or joint venture we make will not have a material adverse effect on our business, financial condition and results of operations.
We may become involved in litigation that may materially adversely affect us.
From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot give any assurance that the results of any of these actions will not have a material adverse effect on our business.

Changes in tax laws or regulations may increase tax uncertainty and adversely affect results of our operations and our effective tax rate.
We are subject to taxes in the United States and certain foreign jurisdictions. Due to economic and political conditions, tax rates in various jurisdictions, including the United States, may be subject to change. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws or their interpretation. In addition, we may be subject to income tax audits by various tax jurisdictions. Although we believe our income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution by one or more taxing authorities could have a material impact on the results of our operations.
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
We face risks associated with our defined benefit pension plan obligations.
We maintain a defined benefit pension plan that covers approximately 9% of our employees, which was frozen as of December 31, 2019. While the risk could be minimized for a frozen defined benefit pension plan, a deterioration in the value of plan assets resulting from poor market performance, a general financial downturn or otherwise could cause an increase in the amount of contributions we are required to make to the plan. For example, our defined benefit pension plan may from time to time move from an overfunded to underfunded status driven by decreases in plan asset values that may result from changes in long-term interest rates and disruptions in U.S. or global financial markets. Additionally, historically low interest rates coupled with poor market performance would have the effect of decreasing the funded status of the plan which would result in greater required contributions.
We may be exposed to the threat of cyber-attacks and/or data breaches.
Cybersecurity breaches of our or third-party systems, whether from circumvention of security systems, denial-of-service attacks or other cyber-attacks such as hacking, phishing attacks, computer viruses, ransomware or malware, employee or insider error, malfeasance, social engineering, physical breaches or other actions may cause confidential information belonging to us or our employees, customers, consumers, partners, suppliers, or governmental or regulatory authorities to be misused or breached. When risks such as these materialize, the need for us to coordinate with various third-party service providers and for third party service providers to coordinate amongst themselves might increase challenges and costs to resolve related issues.

Cyber-attacks can vary in scope and intent from economically driven attacks to malicious attacks targeting our key operating systems with the intent to disrupt, disable or otherwise cripple our Branded CPG and Flavors & Ingredients segments. This can include any combination of phishing attacks, malware and/or viruses targeted at our key systems. The breadth and scope of this threat has grown over time, and the techniques and sophistication used to conduct cyber-attacks, as well as the sources and targets of the attacks, change frequently. While we invest time, effort and capital resources to secure our key systems and networks, we cannot provide assurance that we will be successful in preventing or responding to all such attacks.
A successful cyber-attack may target us directly, or may be the result of a third party’s inadequate care. In either scenario, we may suffer damage to our key systems and/or data that could interrupt our operations, adversely impact our reputation and brands and expose us to increased risks of governmental investigation, litigation and other liability, any of which could adversely affect our business. Furthermore, responding to such an attack and mitigating the risk of future attacks could result in additional operating and capital costs in systems technology, personnel, monitoring and other investments.
Risks Related to Our Capital Structure
Our substantial indebtedness could adversely affect our financial condition and we may incur additional debt.
In connection with the Business Combination, on June 25, 2020, we entered to into a senior secured credit facility, which was amended on September 4, 2020, and further amended and restated on February 5, 2021 (as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). The total indebtedness under the credit facility as of December 31, 2020 was $180 million, net of unamortized discounts. The obligations under our credit facilities are guaranteed by certain direct or indirect wholly-owned domestic subsidiaries of the Company, other than certain excluded subsidiaries, including, but not limited to, immaterial subsidiaries and foreign subsidiaries. Our credit facilities are secured by substantially all of the personal property of the Company and the guarantor subsidiaries (in each case, subject to certain exclusions and qualifications).

We are also permitted, under the terms of our credit facilities, to incur additional indebtedness, both under our credit facilities and otherwise. If such additional indebtedness is incurred, we may exacerbate the risks of our indebtedness described herein.
Our substantial indebtedness could:
•require us to dedicate a substantial portion of cash flow from operations to payments in respect of our indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, potential acquisition opportunities, a level of marketing necessary to maintain the current level of sales and other general corporate purposes;
•increase the amount of interest that we have to pay, because some of our borrowings are at variable rates of interest, which will result in higher interest payments if interest rates increase, and, if and when we are required to refinance any of our indebtedness, an increase in interest rates would also result in higher interest costs;
•increase our vulnerability to adverse general economic or industry conditions;
•require refinancing, which we may not be able to do on reasonable terms;
•limit our flexibility in planning for, or reacting to, competition and/or changes in our business or the industry in which we operate;
•limit our ability to borrow additional funds;
•restrict us from making strategic acquisitions or necessary divestitures, introducing new brands and/or products or exploiting business opportunities; and
•place us at a competitive disadvantage compared to our competitors that have less debt and/or more financial resources.

Our ability to meet our debt service obligations will depend on our future performance, which may be affected by the other risk factors described herein. If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, could have a material adverse effect on our business, results of operations, and financial condition, and could negatively impact our ability to satisfy our debt obligations.
Our credit facilities contain financial and other covenants. The failure to comply with such covenants could have an adverse effect.
Our credit facilities as contemplated by the credit facilities documents contain certain financial and other covenants, including a maximum consolidated total net leverage ratio equal to or less than 4.00:1.00 and a minimum fixed charge coverage ratio equal to or greater than 1.25:1.00, and limitations on our and our subsidiaries’ ability to, among other things, incur additional indebtedness and make guarantees; incur liens on assets; engage in mergers or consolidations, dissolutions or other fundamental changes; sell assets; pay dividends and distributions or other restricted payments or repurchase stock; make investments, loans and advances, including acquisitions; amend organizational documents or other material agreements; enter into certain agreements that would restrict our and our subsidiaries’ ability to pay dividends; repay certain junior, unsecured or subordinated indebtedness; issue certain equity; engage in certain activities; and engage in certain transactions with affiliates, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. Any failure to comply with the restrictions of our credit facilities may result in an event of default under the credit facilities. Our contemplated credit facilities bear interest at variable rates. If market interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flow.
Risks Related to Ownership of Our Securities
The price of our common stock and warrants and may be volatile.
The trading price of our common stock as well as our warrants may fluctuate due to a variety of factors, regardless of our operating performance, including:
•changes in the industries in which we and our customers operate;
•developments involving our competitors;
•variations in our operating performance and the performance of our competitors in general;
•actual or anticipated fluctuations in our quarterly or annual operating results;
•publication of research reports by securities analysts about us or our competitors or our industry;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•additions and departures of key personnel;
•changes in laws and regulations affecting our business;
•commencement of, or involvement in, litigation involving the combined company;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of our common stock available for public sale; and
•general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism.

In the past, securities class-action litigation has often been instituted against companies following periods of volatility in the market price of their shares. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on us.
Risks Related to the Business Combination
We may have tax consequences and other liabilities as a result of the Business Combination.
We cannot provide assurance that the due diligence conducted in relation to Merisant and MAFCO identified all material issues or risks associated with the Branded CPG or Flavors & Ingredients business or the industry in which they compete. Furthermore, we cannot provide assurance that factors outside of our control will not later arise. As a result of these factors, we may be exposed to liabilities and incur additional costs and expenses and we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in us reporting losses. Even if our due diligence had identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. If any of these risks materialize, this could have a material adverse effect on our financial condition and results of operations and could contribute to negative market perceptions about us or our securities.
As a result of the Business Combination, we inherited the historic liabilities of Merisant and MAFCO including their historic tax liabilities. To the extent that there is any liability for historic tax exposure of any of the companies acquired through the Business Combination, this exposure can impact the value of our securities. Such exposure could also impact our tax liability for future years. As a part of the Business Combination we have negotiated certain indemnities for historic tax liabilities, however, these indemnities do not cover all potential historical tax liabilities.
The historical financial results of Merisant and MAFCO may not be indicative of what our actual financial position or results of operations would have been.
The historical financial results of Merisant and MAFCO included in this Annual Report on Form 10-K do not reflect the financial condition, results of operations or cash flows they would have achieved as a standalone company during the periods presented or those we will achieve in the future. For example, we have incurred, and will continue to incur, additional ongoing costs as a result of the Business Combination, including costs related to public company reporting, investor relations and compliance with the Sarbanes-Oxley Act. Therefore, it may be difficult for investors to compare our future results to historical results or to evaluate our relative performance or trends in our segments.
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
As of December 31, 2020, our facilities included approximately 20 office, manufacturing, warehousing and administration facilities. Six of these facilities are located in the U.S. in five states and the remaining locations are outside the U.S., primarily in Europe and Asia and to a lesser extent in Latin America and the Middle East. These facilities cover approximately 900,000 square feet, of which approximately 610,000 square feet are owned and 290,000 square feet are leased.
We produce a majority of our Branded CPG products at one production facility that we currently operate in the Czech Republic and at various external manufacturers throughout the world. The Teplice site was selected for its strategic location resulting in significant advantages for finished goods’ distribution, and lower conversion costs per case. Today, the Teplice facility operates with approximately 140 non-union employees. The plant has capacity to accommodate future growth for the business and a broader range of production capabilities. The plant’s products are sold primarily in Western Europe, EMEA, APAC and to a lesser extent in North America.
We believe that our facilities are adequate to meet our needs for the immediate future and that suitable additional space will be available to accommodate any expansion of our operations as needed.
We currently maintain our principal executive offices at 125 S. Wacker Drive, Suite 3150, Chicago, IL 60606, and our telephone number is (312) 840-6000.

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

Item 4.    Mine Safety Disclosures.
Not applicable.
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Common Stock, par value $0.0001 per share, is traded on The NASDAQ Stock Market LLC under the symbol “FREE”.
Holders
On March 11, 2021, there were approximately 17 holders of record of our Common Stock, which does not include the number of persons whose stock is in nominee or “street” name accounts through brokers.
Securities Authorized for Issuance Under Equity Compensation Plans
See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.
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
During the year ended December 31, 2020, there were no repurchases of the Company’s Common Stock under the stock repurchase plan or outside of the stock repurchase plan.
Item 6.    Selected Financial Data.
Not required for smaller reporting companies.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the other sections of this Annual Report on Form 10-K, including “Item 1. Business,” and our audited consolidated and combined financial statements and notes thereto. For purposes of this section, “Whole Earth Brands,” the “Company,” “we,” or “our” refer to (i) Mafco Worldwide & Merisant and their subsidiaries (“Predecessor”) for the period from January 1, 2020 through June 25, 2020 and the years ended December 31, 2019 and December 31, 2018 (each referred to herein as a “Predecessor Period”) prior to the consummation of the Business Combination and (ii) Whole Earth Brands, Inc. and its subsidiaries (the “Successor”) for the period from June 26, 2020 through December 31, 2020 (the “Successor Period”) after the consummation of the Business Combination, unless the context otherwise requires.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward looking statements, all of which are based on our current expectations and could be affected by the uncertainties and other factors described throughout this Annual Report on Form 10-K and particularly in “Item 1A. Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”
Overview
We are a global food company enabling healthier lifestyles and providing access to high-quality plant-based sweeteners, flavor enhancers and other foods through our diverse portfolio of trusted brands and delicious products. We operate a proven platform organized into two reportable segments.
•Branded CPG, comprised of our Merisant division of operating companies and Swerve, is a global CPG business focused on building a branded portfolio oriented toward serving customers seeking zero-calorie, low-calorie, natural, no-sugar-added and plant-based products. Our Branded CPG business operates leading brands in the low- and zero-calorie sweetener market, such as Whole Earth®, Swerve®, Equal®, Canderel® and Pure Via®, and existing branded adjacencies.
•Flavors & Ingredients, comprised of our Mafco Worldwide division of operating companies, is our global, business-to-business focused operations with a long history as a trusted supplier of essential, functional ingredients to some of the CPG industry’s largest and most demanding customers. Our Flavors & Ingredients segment operates our licorice-derived products business.
Significant Acquisitions
On June 24, 2020, we domesticated into a Delaware corporation and changed our name from “Act II Global Acquisition Corp.” to “Whole Earth Brands, Inc.” On June 25, 2020, we consummated the Business Combination of (i) all of the issued and outstanding equity interests of Merisant Company, Merisant Luxembourg Sarl (“Merisant Luxembourg”), Mafco Worldwide LLC, Mafco Shanghai LLC (“Mafco Shanghai”), EVD Holdings LLC (“EVD Holdings”), and Mafco Deutschland GmbH (together with Merisant Company, Merisant Luxembourg, Mafco Worldwide LLC, Mafco Shanghai, and EVD Holdings, and their respective direct and indirect subsidiaries, “Merisant and Mafco Worldwide”), and (ii) certain assets and liabilities of Merisant and Mafco Worldwide included in the Transferred Assets and Liabilities (as defined in the Purchase Agreement (as hereafter defined)), from Flavors Holdings Inc. (“Flavors Holdings”), MW Holdings I LLC (“MW Holdings I”), MW Holdings III LLC (“MW Holdings III”), and Mafco Foreign Holdings, Inc. (“Mafco Foreign Holdings,”) and together with Flavors Holdings, MW Holdings I, and MW Holdings III, the “Sellers”), pursuant to that certain Purchase Agreement (the “Purchase Agreement”) entered into with the Sellers dated as of December 19, 2019, as amended.
As a result of the Business Combination, Act II was deemed to be the acquirer for accounting purposes, and Merisant and MAFCO, which is the business conducted prior to the closing of the Business Combination, was deemed to be the acquiree and accounting Predecessor. The Business Combination was accounted for as a business combination using the acquisition method of accounting, and the Successor’s financial statements reflect a new basis of accounting that is based on the fair value of net assets acquired. As a result of the application of the acquisition method of accounting as of the effective time of the Business Combination, the financial statements for the Predecessor Period and for the Successor Period are presented on different bases. The historical financial information of Act II prior to the Business Combination has not been reflected in the Predecessor Period financial statements.

On November 10, 2020, we executed and closed the Swerve Purchase Agreement. Swerve is a manufacturer and marketer of a portfolio of zero sugar, keto-friendly, and plant-based sweeteners and baking mixes. Upon the terms and subject to the conditions set forth in the Swerve Purchase Agreement, at the closing we purchased all of the issued and outstanding equity interests of both Swerve LLC and Swerve IP from RF Development, and both Swerve LLC and Swerve IP became wholly-owned subsidiaries of Whole Earth Brands. The transaction was structured to simultaneously sign and close, was not subject to any closing conditions.
Pursuant to the terms of the Swerve Purchase Agreement, we paid RF Development $80 million in cash for all of the issued and outstanding membership interests of both Swerve LLC and Swerve IP, which is subject to customary post-closing adjustments.
To finance a portion of the Swerve transaction, we utilized approximately $47.9 million under our $50 million revolving loan facility with Toronto Dominion (Texas) LLC.
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
While we have experienced a net increase in the overall demand for our products and have no supply disruptions, we are unable to fully determine the future impact of COVID-19 on demand for our products or our ability to supply our products. The full extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related containment and mitigation actions taken by national, state and local government officials across the world to prevent disease spread. The extent of the pandemic’s impact on us will also depend upon our employees’ ability to work safely in our facilities, our customers’ ability to continue to operate or receive our products, the ability of our suppliers to continue to operate, and the level of activity and demand for the ultimate product and services of our customers or their customers.
Recent Developments
On December 17, 2020, we entered into a stock purchase agreement (the “Wholesome Purchase Agreement”) with WSO Investments, Inc. (“WSO Investments” and together with its subsidiaries “Wholesome”), WSO Holdings, LP (“WSO Partnership”), Edwards Billington and Son, Limited (“EBS”), WSO Holdings, LLC (“WSO LLC,” and together with WSO Partnership and EBS, the “WSO Sellers”), and WSO Partnership, in its capacity as representative for the WSO Sellers. WSO Investments is the direct parent of its wholly-owned subsidiary Wholesome Sweeteners, Incorporated, which was formed to import, market, distribute, and sell organic sugars, unrefined specialty sugars, and related products.
On February 5, 2021, pursuant to the terms of the Wholesome Purchase Agreement, (i) the Company (acting through its direct wholly-owned subsidiary, Project Taste Intermediate LLC, as its designee) purchased and acquired all of the issued and outstanding shares of capital stock of WSO Investments from the WSO Sellers, for (x) an initial cash purchase price of $180 million (subject to customary post-closing adjustments), plus (y) as more thoroughly described below, up to an additional $55 million (the “Earn-Out Amount”) upon the satisfaction of certain post-closing financial metrics by Wholesome; and (ii) WSO Investments became an indirect wholly-owned subsidiary of the Company (collectively, the “Wholesome Transaction”). Subject to the terms and conditions of the Wholesome Purchase Agreement, and as more thoroughly described therein, payment of the Earn-Out Amount, in whole or in part, is subject to Wholesome achieving certain EBITDA thresholds at or above approximately $30 million during the period beginning August 29, 2020, and ending December 31, 2021. A portion of the Earn-Out Amount (up to $27.5 million) may be paid, at the Company’s election, in freely tradeable, registered shares of Company common stock. Calculation of the achievement of the Earn-Out Amount is subject to certain adjustments more thoroughly described in the Wholesome Purchase Agreement. While the Earn-Out Amount, if any, is currently expected to be payable in the first quarter of 2022, the payment could accelerate upon the breach by the Company of certain covenants more thoroughly described in the Wholesome Purchase Agreement.

In connection with the closing of the Wholesome Transaction, on February 5, 2021, the Company and certain of its subsidiaries entered into an amendment and restatement agreement (the “Amendment Agreement”) with Toronto Dominion (Texas) LLC, as administrative agent, and certain lenders signatory thereto, which amended and restated its existing senior secured loan agreement dated as of June 25, 2020 (as amended on September 4, 2020, the “Existing Credit Agreement,” and as further amended by the Amendment Agreement, the “Amended and Restated Credit Agreement”), by and among Toronto Dominion (Texas) LLC, as administrative agent, certain lenders signatory thereto and certain other parties. See “Liquidity and Capital Resources” below for a further description of the Amended and Restated Credit Agreement.

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
During the year ended December 31, 2020, there were no repurchases of our common stock under the stock repurchase plan.
Results of Operations
Consolidated

	(Successor)	(Predecessor)
(In thousands)	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Product revenues, net	$147,168	$128,328	$272,123	$290,965
Cost of goods sold	101,585	77,627	163,634	167,874
Gross profit	45,583	50,701	108,489	123,091
Selling, general and administrative expenses	44,616	43,355	65,896	74,767
Amortization of intangible assets	6,021	4,927	10,724	11,111
Asset impairment charges	—	40,600	—	—
Restructuring and other expenses	1,052	—	2,193	9,461
Operating (loss) income	(6,106)	(38,181)	29,676	27,752
Interest (expense) income, net	(4,371)	(238)	(500)	49
Other (expense) income, net	(578)	801	(830)	(1,648)
(Loss) income before income taxes	(11,055)	(37,618)	28,346	26,153
(Benefit) provision for income taxes	(2,618)	(3,482)	(2,466)	5,312
Net (loss) income	$(8,437)	$(34,136)	$30,812	$20,841

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Product revenues, net. Product revenues, net were $147.2 million for the period from June 26, 2020 through December 31, 2020 and $128.3 million from January 1, 2020 through June 25, 2020. Product revenues, net for the combined year ended December 31, 2020 were $275.5 million, an increase of $3.4 million, or 1.2%, from $272.1 million for the year ended December 31, 2019 due to an $11.7 million increase in product revenues at Branded CPG driven by strong growth in retail and e-commerce channels, $4.3 million of revenue from the acquisition of Swerve, partially offset by declines in the foodservice channel at Branded CPG and a decline in product revenues of $8.4 million at Flavors & Ingredients, as further discussed below.
Cost of goods sold. Cost of goods sold was $101.6 million for the period from June 26, 2020 through December 31, 2020 and $77.6 million from January 1, 2020 through June 25, 2020. Cost of goods sold for the combined year ended December 31, 2020 was $179.2 million, an increase of $15.6 million, or 9.5%, from $163.6 million for the year ended December 31, 2019. This increase was driven by $12.1 million of purchase accounting adjustments related to inventory, $3.3 million from the acquisition of Swerve (which includes $0.5 million of purchase accounting adjustments related to inventory) and higher volumes in the Branded CPG segment, partially offset by lower volumes in the Flavors & Ingredients segment.
Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) were $44.6 million for the period from June 26, 2020 through December 31, 2020 and $43.4 million from January 1, 2020 through June 25, 2020. Selling, general and administrative expenses for the combined year ended December 31, 2020 were $88.0 million, an increase of $22.1 million, or 33.5%, from $65.9 million for the year ended December 31, 2019. The increase was primarily due to Predecessor contracted transaction bonuses and related payroll taxes of $11.2 million in 2020, $5.1 million of acquisition related transaction expenses, $9.1 million for public company costs including both one-time costs as well as ongoing costs to operate as a public company, $1.0 million for stock-based compensation expense and $1.3 million from the acquisition of Swerve, partially offset by lower bonus expense of $2.0 million primarily due to certain employees receiving a one-time grant of restricted stock units on September 30, 2020 in lieu of an annual cash bonus for 2020, productivity initiatives and lower expenses such as travel and entertainment due to COVID-19.
Amortization of intangible assets. Amortization of intangible assets was $6.0 million for the period from June 26, 2020 through December 31, 2020 and $4.9 million from January 1, 2020 through June 25, 2020. Amortization of intangible assets for the combined year ended December 31, 2020 was $10.9 million, an increase of $0.2 million, or 2.1%, from $10.7 million for the year ended December 31, 2019.
Asset impairment charges. Asset impairment charges were $40.6 million in the Predecessor period and for the combined year ended December 31, 2020 and included an impairment charge of $22.9 million related to indefinite-lived intangible assets and a goodwill impairment charge of $17.7 million. The goodwill impairment charge of $17.7 million was the result of the Flavors & Ingredients and Branded CPG reporting units carrying value exceeding their fair value by $6.6 million and $11.1 million, respectively. The asset impairment charges were recorded in the first quarter of 2020.
Restructuring and other expenses. Restructuring and other expenses were $1.1 million for the combined year ended December 31, 2020 and $2.2 million for the year ended December 31, 2019. The decrease is due to lower facility closure costs.
Interest expense, net. Interest expense, net was $4.4 million for the period from June 26, 2020 through December 31, 2020 and $0.2 million from January 1, 2020 through June 25, 2020. Interest expense, net for the combined year ended December 31, 2020 was $4.6 million, an increase of $4.1 million from $0.5 million for the year ended December 31, 2019. The increase was due to interest expense under our new credit facilities and the amortization of debt issuance costs.
Other (expense) income, net. Other (expense) income, net was expense of $0.6 million for the period from June 26, 2020 through December 31, 2020 and income of $0.8 million from January 1, 2020 through June 25, 2020. Other (expense) income, net for the combined year ended December 31, 2020 was income of $0.2 million, a change of $1.1 million from expense of $0.8 million for the year ended December 31, 2019. The increase was the result of lower foreign exchange losses.
Benefit for income taxes. The income tax benefit was $2.6 million, $3.5 million and $2.5 million for the periods from June 26, 2020 through December 31, 2020, January 1, 2020 through June 25, 2020, and for the year ended December 31, 2019, respectively.

The effective tax rate for the Successor period from June 26, 2020 through December 31, 2020 is 23.7%. The effective tax rate differs from the statutory federal rate of 21% primarily due to the U.S. tax effect of international operations, state and local taxes and tax rate differences related to our foreign operations. The effective rate for the Predecessor period from January 1, 2020 to June 25, 2020 was 9.3% and differs from the federal statutory rate of 21% primarily due to the impairment of non-deductible goodwill, the U.S. effect of foreign operations and a decrease in our uncertain tax position liability. The effective tax rate for the year ended December 31, 2019 was an income tax benefit of 8.7% which differs from the statutory federal rate of 21% primarily due to the U.S. tax effect of international operations and state and local taxes.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Product revenues, net. Product revenues, net was $272.1 million for the year ended December 31, 2019, a decrease of $18.8 million, or 6.5%, compared to $291.0 million for the year ended December 31, 2018 due to decreases in product revenues at both Branded CPG and Flavors & Ingredients of $7.9 million and $10.9 million, respectively, as further described below.
Cost of goods sold. Cost of goods sold was $163.6 million for the year ended December 31, 2019, a decrease of $4.2 million, or 2.5%, compared to $167.9 million for the year ended December 31, 2018 primarily due to a $3.6 million favorable impact of foreign currency fluctuations. Cost of goods sold as a percentage of products revenue, net increased to 60.1% in 2019, from 57.7% in 2018. Excluding the favorable impact of foreign currency fluctuations, the increase in cost of goods sold as a percentage of product revenue was driven by Branded CPG North America.
Selling, general and administrative expenses. SG&A was $65.9 million for the year ended December 31, 2019, a decline of $8.9 million, or 11.9%, from $74.8 million for the year ended December 31, 2018. The decrease in SG&A was primarily due to lower brand marketing as the Company elected to increase trade marketing and incentives in 2019, which are recorded net of sales, and lower compensation expense. The decrease was partially offset by a favorable $3.2 million impact of foreign currency fluctuations.
Amortization of intangible assets. Amortization of intangible assets remained relatively flat, $10.7 million in 2019 compared to $11.1 million in 2018.
Restructuring and other expenses. Restructuring and other expenses decreased $7.3 million to $2.2 million for the year ended December 31, 2019, from $9.5 million for the year ended December 31, 2018. The decrease is primarily related to lower employee termination costs and a decrease in facility closure costs.
Interest (expense) income, net. Interest expense, net was $0.5 million for the year ended December 31, 2019 compared to interest income of $0.05 million for the year ended December 31, 2018.
Other expense, net. Other expense, net was $0.8 million for the year ended December 31, 2019 compared to $1.6 million for the year ended December 31, 2018 primarily due to lower foreign exchange losses in 2019.
(Benefit)/provision for income taxes. (Benefit)/provision for income taxes decreased $7.8 million to a benefit of $2.5 million for the year ended December 31, 2019, compared to a provision of $5.3 million for the year ended December 31, 2018. The effective tax rate for 2019 was an income tax benefit of 8.7% compared to an effective tax rate for 2018 of 20.3%. The decrease in 2019 was predominantly due to the tax benefit related to the impact of foreign restructuring and the change in tax rates enacted during the year.
Results of Operations by Segment
Branded CPG

	(Successor)	(Predecessor)
(In thousands)	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Product revenues, net	$96,857	$80,749	$165,863	$173,759
Operating (loss) income	$(3,461)	$(14,463)	$10,280	$8,283

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Segment Product Revenues, net. Product revenues, net for Branded CPG were $96.9 million for the period from June 26, 2020 through December 31, 2020 and $80.7 million from January 1, 2020 through June 25, 2020. Product revenues, net for Branded CPG for the combined year ended December 31, 2020 were $177.6 million, an increase of $11.7 million, or 7.1%, from $165.9 million for the year ended December 31, 2019 primarily due to strong growth in retail and e-commerce channels globally and $4.3 million of revenue as a result of the acquisition of Swerve, partially offset by declines in the foodservice channel as a result of COVID-19.
Segment Operating (Loss) Income. Operating loss for Branded CPG was $3.5 million for the period from June 26, 2020 through December 31, 2020 and an operating loss of $14.5 million from January 1, 2020 through June 25, 2020. Operating loss for Branded CPG for the combined year ended December 31, 2020 was $17.9 million, a change of $28.2 million as compared to operating income of $10.3 million for the year ended December 31, 2019. The decline was primarily due to a goodwill impairment charge of $11.1 million recorded during the Predecessor Period in the first quarter of 2020, Predecessor contracted transaction bonuses and related payroll taxes of $7.5 million, $5.1 million of acquisition related transaction expenses, $9.1 million for public company costs including one-time public company readiness costs and $4.0 million of purchase accounting adjustments related to inventory (which includes $0.5 million related to the acquisition of Swerve), partially offset by increased sales, SG&A productivity initiatives and a decline in amortization expense of $2.5 million primarily due to the valuation of intangible assets from the Business Combination.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Segment Product Revenues, net. Product revenues, net for Branded CPG decreased approximately 4.5%, or $7.9 million, to $165.9 million for the year ended December 31, 2019, from $173.8 million for the year ended December 31, 2018. Excluding the $9.0 million unfavorable impact of foreign currency fluctuations, product revenues increased by 0.6% or $1.1 million. The increase in net revenue was driven by strong growth from Whole Earth in North America, growth in Asia Pacific and Latin America partially offset by higher trade marketing investments in North America and by the discontinuing of sales in the Middle East and Germany.
Segment Operating (Loss) Income. Operating income for Branded CPG was $10.3 million for the year ended December 31, 2019, an increase of $2.0 million, or 24.1%, as compared to operating income of $8.3 million for the year ended December 31, 2018. The increase was primarily due to higher sales and lower SG&A.
Flavors & Ingredients

	(Successor)	(Predecessor)
(In thousands)	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Product revenues, net	$50,311	$47,579	$106,260	$117,206
Operating (loss) income	$(2,645)	$(23,718)	$19,396	$19,469
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Segment Product Revenues, net. Product revenues, net for Flavors & Ingredients was were $50.3 million for the period from June 26, 2020 through December 31, 2020 and $47.6 million from January 1, 2020 through June 25, 2020. Product revenues, net for Flavors & Ingredients for the combined twelve months ended December 31, 2020 were $97.9 million, a decrease of $8.4 million, or 7.9%, from $106.3 million for the year ended December 31, 2019, primarily driven by a $9.6 million decline in international tobacco revenues as well as some revenue decline due to the effects of COVID-19, partially offset by growth in the remainder of the licorice derivatives business.

Segment Operating (Loss) Income. Operating loss for Flavors & Ingredients was $2.6 million for the period from June 26, 2020 through December 31, 2020 and $23.7 million from January 1, 2020 through June 25, 2020. Operating loss for Flavors & Ingredients for the combined year ended December 31, 2020 was $26.4 million, a decrease of $45.8 million as compared to operating income of $19.4 million for the year ended December 31, 2019. The decline was primarily due to asset impairment charges totaling $29.5 million recorded during the Predecessor Period in the first quarter of 2020, $8.6 million of purchase accounting adjustments related to inventory, $2.7 million of higher amortization expense due to purchase accounting valuations, Predecessor contracted transaction bonuses and related payroll taxes of $4.2 million in 2020, and lower revenues, partially offset by a $1.3 million decline in bonus expense.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Segment Product Revenues, net. Product revenues, net for Flavors & Ingredients decreased approximately 9.3%, or $10.9 million, to $106.3 million for the year ended December 31, 2019, from $117.2 million for the year ended December 31, 2018. The decrease was primarily driven by the decline in international tobacco revenues.
Segment Operating (Loss) Income. Operating income for Flavors & Ingredients was $19.4 million for the year ended December 31, 2019, a decrease of $0.1 million as compared to operating income of $19.5 million for the year ended December 31, 2018. The decline was primarily due lower revenues largely offset by productivity gains.
Liquidity and Capital Resources
The Predecessor has historically funded operations with cash flow from operations and, when needed, with borrowings, which are described below.
We believe our cash flow from operations and other sources of liquidity and capital, including our new Loan Agreement, will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months.
The following table shows summary cash flow information for the periods from June 26, 2020 through December 31, 2020, January 1, 2020 through June 25, 2020 and the years ended December 31, 2019 and 2018 (in thousands):

	(Successor)	(Predecessor)
	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Net cash (used in) provided by operating activities	$(9,445)	$19,908	$31,665	$33,804
Net cash used in investing activities	(282,122)	(3,532)	(4,037)	(2,181)
Net cash provided by (used in) financing activities	252,216	(16,924)	(23,942)	(28,532)
Effect of exchange rates on cash and cash equivalents	714	215	(496)	(24)
Net change in cash and cash equivalents	$(38,637)	$(333)	$3,190	$3,067
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Operating activities. Net cash used in operating activities was $9.4 million in the period from June 26, 2020 through December 31, 2020. Net cash provided by operating activities was $19.9 million from January 1, 2020 through June 25, 2020. Net cash provided by operating activities for the combined year ended December 31, 2020 was $10.5 million compared to $31.7 million for the year ended December 31, 2019. The decrease was primarily attributable to lower cash flow from operating results, unfavorable working capital changes and higher interest payments.
Investing activities. Net cash used in investing activities was $282.1 million in the period from June 26, 2020 through December 31, 2020 which included cash paid of $376.7 million, net of cash acquired, related to the Business Combination, $178.9 million of cash transferred from the trust account, $79.8 million related to the Swerve acquisition and capital expenditures of $4.5 million. Net cash used in investing activities was $3.5 million from January 1, 2020 through June 25, 2020 and was entirely related to capital expenditures. Net cash used in investing activities was $4.0 million in the year ended December 31, 2019 and was entirely related to capital expenditures.

Financing activities. Net cash provided by financing activities was $252.2 million in the period from June 26, 2020 through December 31, 2020 and reflects $140.0 million of proceeds from the Loan Agreement (as defined and described below), net of debt issuance costs of $7.1 million, proceeds from the revolving credit facility of $47.9 million proceeds from the sale of common stock and warrants of $75.0 million and repayments of long-term debt of $3.5 million. Net cash used in financing activities was $16.9 million from January 1, 2020 through June 25, 2020 due to $8.5 million of repayments, offset by $3.5 million of borrowings related to the prior revolving credit facility and $11.9 million due to funding to the parent. Net cash used by financing activities was $23.9 million in the year ended December 31, 2019 due to funding to the parent of $25.4 million, partially offset by $1.5 million of proceeds from a revolving credit facility.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Operating activities. Net cash provided by operating activities decreased $2.1 million to $31.7 million for the year ended December 31, 2019, from $33.8 million for the year ended December 31, 2018. This decrease was due primarily to a decrease in deferred income taxes, offset by an increase in net income.
Investing activities. Net cash used in investing activities increased $1.9 million to $4.0 million for the year ended December 31, 2019, from $2.2 million for the year ended December 31, 2018. This increase was largely driven by proceeds from the sale of certain fixed assets in 2018.
Financing activities. Net cash used in financing activities decreased $4.6 million to $23.9 million for the year ended December 31, 2019, from $28.5 million for the year ended December 31, 2018. The decrease is due to reduced funding to parent offset by a decrease in net borrowing.
Indebtedness
Loan Agreement
In connection with the Business Combination, on June 25, 2020, we entered into a senior secured loan agreement (the “Loan Agreement”) which contained a Revolving Credit Facility and a Term Loan Facility with Toronto Dominion (Texas) LLC, as administrative agent, BofA Securities Inc., as Syndication Agent, BMO Capital Markets Corp. and Truist Bank, as documentation agents, and the other lenders party thereto.
The Loan Agreement provides for a term loan facility of $140 million and a revolving credit facility of up to $50 million. As of December 31, 2020, there were $2.1 million outstanding letters of credit that reduced our availability under the revolving credit facility.
As of December 31, 2020, we had term loan borrowings of $131.8 million, net of debt issuance costs of $4.7 million under the Loan Agreement and were in compliance with the related financial covenants. Additionally, there were $47.9 million in borrowings under the revolving credit facility as of December 30, 2020.
The Loan Agreement requires us to make certain mandatory prepayments, with (i) 100% of net cash proceeds of all non-ordinary course asset sales or other dispositions of property in excess of $5,000,000 in any fiscal year, subject to the ability to reinvest such proceeds and certain other exceptions, (ii) 100% of the net cash proceeds of any debt incurrence, other than debt permitted under the definitive agreements (but excluding debt incurred to refinance the Loan Agreement) and (iii) 50% of “Excess Cash Flow,” as defined in the Loan Agreement with a reduction to 25% if the total net leverage ratio for the fiscal year is less than or equal to 2.50 to 1.00 but greater than 2.00 to 1.00, and a reduction to 0% if the total net leverage ratio for the fiscal year is less than or equal to 2.00 to 1.00. We are also required to make quarterly amortization payments equal to (i) 1.25% per annum of the original principal amount of the Term Loan Facility during the first, second and third years after the closing date of the Credit Facilities, commencing after the first full fiscal quarter after the closing date of the Loan Agreement, and (ii) 2.50% per annum of the original principal amount of the term loan facility during the fourth and fifth years after the closing date of the Loan Agreement (subject to reductions by optional and mandatory prepayments of the loans). We may prepay the term loan facility at any time without premium or penalty, subject to payment of customary breakage costs.
The Loan Agreement contains financial covenants and a number of traditional negative covenants including negative covenants related to the following subjects: consolidations, mergers, and sales of assets; limitations on the incurrence of certain liens; limitations on certain indebtedness; limitations on the ability to pay dividends; and certain affiliate transactions.

The Loan Agreement also contains certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders under the Loan Agreement are entitled to take various actions, including the acceleration of amounts due under the loan and all actions permitted to be taken by a secured creditor. The Company was in compliance with its covenants under the Loan Agreement on December 31, 2020.
In connection with the Wholesome Transaction, on February 5, 2021, we entered into the Amended and Restated Credit Agreement, which provides for senior secured financing consisting of the following credit facilities: (a) a senior secured term loan facility in the aggregate principal amount of $375 million (the “Term Loan Facility”); and (b) a revolving credit facility in an aggregate principal amount of up to $75 million (the “Revolving Facility,” and together with the Term Loan Facility, the “Credit Facilities”). The Revolving Facility has a $15 million subfacility for the issuance of letters of credit and a $15 million sublimit for swing line loans. The Company used the proceeds under the Term Loan Facility to (i) repay and refinance existing indebtedness of Wholesome; (ii) pay the cash consideration for the Wholesome Transaction; (iii) repay and refinance outstanding borrowings under the Existing Credit Agreement; and (iv) pay fees and expenses incurred in connection with the foregoing. The proceeds of the Revolving Facility can be used to finance working capital needs, for general corporate purposes, and for working capital adjustments payable under the Wholesome Purchase Agreement.
Loans outstanding under the Credit Facilities will accrue interest at a rate per annum equal to (i) with respect to the Revolving Facility and letters of credit, (A) 2.75%, in the case of base rate advances, and (B) 3.75% in the case of LIBOR advances, and (ii) with respect to the Term Loan Facility, (A) 3.50%, in the case of base rate advances, and (B) 4.50% in the case of LIBOR advances, with a LIBOR floor of 1.00% with respect to the Term Loan Facility, and 0.00% with respect to Revolving Facility and letters of credit, and base rate based on the highest of the prime rate, the federal funds rate plus 0.50%, LIBOR for a one-month interest period plus 1.00%, and with respect to the Revolving Facility and letters of credit, 0.00%, or with respect to the Term Loan Facility, 2.0%, and undrawn amounts under the Revolving Facility will accrue a commitment fee at a rate per annum equal to 0.50% on the average daily undrawn portion of the commitments thereunder.
The obligations under the Credit Facilities are guaranteed by certain direct or indirect wholly-owned domestic subsidiaries of the Company, other than certain excluded subsidiaries, including, but not limited to, immaterial subsidiaries and foreign subsidiaries. The Credit Facilities are secured by substantially all of the personal property of the Company and the guarantor subsidiaries (in each case, subject to certain exclusions and qualifications).
The Credit Facilities require us to make certain mandatory prepayments, with (i) 100% of net cash proceeds of all non-ordinary course asset sales or other dispositions of property in excess of $5 million in any fiscal year, subject to the ability to reinvest such proceeds and certain other exceptions, (ii) 100% of the net cash proceeds of any debt incurrence, other than debt permitted under the definitive agreements (but excluding debt incurred to refinance the Credit Facilities) and (iii) 50% of “Excess Cash Flow,” as defined in the Amended and Restated Credit Agreement, with a reduction to 25% if the total net leverage ratio for the fiscal year is less than or equal to 3.50 to 1.00 but greater than 3.00 to1.00, and a reduction to 0% if the total net leverage ratio for the fiscal year is less than or equal to 3.00 to 1.00. We are also required to make quarterly amortization payments equal to 0.25% per annum of the original principal amount of the Term Loan Facility (subject to reductions by optional and mandatory prepayments of the loans).
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, income or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
The following table summarizes certain of our obligations as of December 31, 2020 and the estimated timing and effect that such obligations are expected to have on liquidity and cash flows in future periods (in thousands):

	Total	2021	2022	2023	2024	2025	Thereafter
Debt	$184,355	$7,000	$7,000	$10,500	$14,000	$145,855	$—
Interest on debt (1)	33,830	8,169	7,873	7,510	6,962	3,316	—
Minimum lease obligations (2)	16,124	4,119	3,611	3,512	1,919	1,417	1,546
Other purchase obligations	1,931	1,407	524	—	—	—	—
Total	$236,240	$20,695	$19,008	$21,522	$22,881	$150,588	$1,546
(1) Calculated based on debt outstanding as of December 31, 2020 and the interest rates as of that date.
(2) Minimum lease obligations have not been reduced by sublease rental income.
In addition, as of December 31, 2020, Mafco Worldwide had obligations to purchase $29.6 million of raw materials; however, we are unable to make reasonably reliable estimates of the timing of such payments and, therefore, the related commitments have been excluded from the table above.
Critical Accounting Policies and Estimates
Our significant accounting policies are summarized in Note 1 to our audited consolidated and combined financial statements. These policies conform with U.S. Generally Accepted Accounting Principles (“GAAP”) and reflect practices appropriate to our businesses. The preparation of our consolidated and combined financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated and combined financial statements and accompanying notes thereto. Actual results could differ from these estimates. We evaluate our policies, estimates and assumptions on an ongoing basis.
Our critical accounting policies and estimates relate to revenue recognition, goodwill and other indefinite-lived intangible assets, impairment review of long-lived assets, income taxes and pension benefits. Management continually evaluates the development, selection and disclosure of our critical accounting policies and estimates and the application of these policies and estimates. In addition, there are other items within the consolidated and combined financial statements that require the application of accounting policies and estimation, but are not deemed to be critical accounting policies and estimates. Changes in the estimates used in these and other items could have a material impact on our consolidated and combined financial statements.
Revenue Recognition—Effective January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, and all related amendments, which provides updated accounting guidance on recognizing revenue. This updated accounting guidance outlines a single comprehensive model for entities to utilize to recognize revenue when they transfer goods or services to customers in an amount that reflects the consideration that will be received in exchange for the goods or services.
The Company adopted this new accounting guidance using the modified retrospective method. There was no impact to the combined balance sheets or the combined statements of operations and comprehensive income as of January 1, 2018 for the adoption of the standards update.
The Company recognizes revenue when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company made an accounting policy election to exclude from the measurement of the transaction price sales taxes and all other items of a similar nature, and also elected to account for shipping and handling activities as a fulfillment of the promise to transfer the goods. Accordingly, shipping and handling costs are included in cost of sales.

The terms and conditions of sale under the supply agreements and/or purchase orders for Merisant call for FOB Destination and FOB Origin shipping terms with its customers. The customer payment terms are usually 40 days from invoice date. The terms and conditions of sale under the supply agreements and/or purchase orders for Mafco Worldwide have various shipping terms with its customers depending upon the customer requests. The customer payment terms range from 30 – 120 days from invoice date based upon geographic location of the customer.
Merisant usually offers promotional activities (e.g. coupons, trade discounts and other promotional activities) to the customers. These variable consideration amounts are estimated for each customer based on specific arrangement/agreement, an analysis of historical volume and/or current activity with that customer. Reassessment of variable consideration estimates is done at each reporting date throughout the contract period until the uncertainty is resolved (e.g. promotional campaign is closed and settled with customer).
Historically, the Company has encountered limited instances whereby customers rejected products as a result of orders being materially inaccurate and/or products being defective. The Company tracks the reason codes for those customer returns. Based on that, the materiality of such returns is assessed. A return reserve is calculated (based on historical data as described above) every month to record an adjustment to net sales: these adjustments have not been significant.
Goodwill and Other Indefinite-Lived Intangible Assets—We review goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that an asset may be impaired, in accordance with ASC Topic 350, “Intangibles—Goodwill and Other.” Under ASC Topic 350, the impairment review of goodwill and other intangible assets not subject to amortization must be based on estimated fair values.
Our annual impairment review measurement date is in the fourth quarter of each year. In performing the annual assessment, we have the option of performing a qualitative assessment to determine if it is more likely than not that a reporting unit has been impaired. As part of the qualitative assessment for the reporting units, we evaluate the factors that are specific to the reporting units as well as industry and macroeconomic factors (including changes in interest and discount rates). The reporting unit specific factors may include cost factors, a comparison of current year results to prior year, current year budget and future projected financial performance. We also consider the change in the overall enterprise value of the Company compared to the date of the Business Combination.
If we determine that it is more likely than not that a reporting unit is impaired or if we elect not to perform the optional qualitative assessment, a quantitative assessment is performed utilizing both the income and market approaches to estimate the fair value of its reporting units. The income approach involves discounting future estimated cash flows. The discount rate used is the value-weighted average of the reporting unit’s estimated cost of equity and debt (“cost of capital”) derived using both known and estimated customary market metrics. We perform sensitivity tests with respect to growth rates and discount rates used in the income approach. In applying the market approach, valuation multiples are derived from historical and projected operating data of selected guideline companies; evaluated and adjusted, if necessary, based on the strengths and weaknesses of the reporting unit relative to the selected guideline companies; and applied to the appropriate historical and/or projected operating data to arrive at an indication of fair value. We weight the results of the income and market approaches equally. If the reporting unit’s carrying value exceeds its estimated fair value, then an impairment is recorded for the difference, limited to the total amount of goodwill allocated to the reporting unit.
We typically evaluate impairment of indefinite-lived intangible assets, including our product formulations, by first performing a qualitative assessment. If we elect to bypass the qualitative assessment or we determine that it is more likely that not that the fair value of the product formulations is less than its carrying value, a quantitative assessment is then performed using the relief from royalty method under the income approach to estimate the fair value. Some of the more significant assumptions inherent in estimating the fair value include the estimated future annual sales, royalty rates (as a percentage of sales that would hypothetically be charged by a licensor of the brand to an unrelated licensee), income tax considerations and a discount rate that reflects the level of risk.
Impairment Review of Long-Lived Assets—In accordance with ASC Topic 360, “Property, Plant and Equipment,” we evaluate the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or asset group may be impaired. When such events occur, we compare the sum of the future undiscounted cash flows expected to be generated from the asset or asset group over its remaining depreciable life to the carrying value. If this comparison indicates that there is an impairment, the carrying amount of the long-lived asset would then be reduced to the estimated fair value, which generally approximates discounted cash flows. We also evaluate the amortization periods of assets to determine whether events or circumstances warrant revised estimates of useful lives. Our applicable long-lived assets include property, plant and equipment and definite-lived intangible assets.

Income Taxes—The provision for income taxes is determined using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.
For the Predecessor period, income taxes as presented herein are attributable to current and deferred income taxes of the Company’s financial statements in a manner that is systematic, rational, and consistent with the asset and liability method described by ASC 740. Accordingly, the Company’s income tax provision during the predecessor period was prepared following the separate return method. The separate return method applies ASC 740 to the stand-alone financial statements of each member of the combined group as if the group member were a separate taxpayer and a stand-alone enterprise. Use of the separate return method may result in differences when the sum of the amounts allocated to stand-alone tax provisions are compared with amounts presented in the combined financial statements. In that event, the related deferred tax assets and liabilities could be significantly different from those presented herein. The combined financial statements reflect the Company’s portion of income taxes payable as if the Company had been a separate taxpayer.
The Company made a policy election to treat the income tax due on U.S. inclusion of the global intangible low taxed income (“GILTI”) provisions as a period expense when incurred.
Uncertainty in Income Taxes—The Company accounts for uncertain tax positions in accordance with the authoritative guidance issued under ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company provides loss contingencies for federal, state and international tax matters relating to potential tax examination issues, planning initiatives and compliance responsibilities. The development of these reserves requires judgements about tax issues, potential outcomes and timing, which if different, may materially impact the Company’s financial condition and results of operations. The Company classifies interest and penalties associated with income taxes as a component of the provision (benefit) for income taxes in the consolidated and combined statements of operations.
Pension Benefits—Retirement benefits are provided to certain current and former employees through qualified and non-qualified defined benefit pension plans sponsored by us. It is our policy to fund the minimum for our company-sponsored pension plans as required by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The expected cost of providing the qualified pension plan benefits was accrued over the years that the employees render services, until the plan was frozen on December 31, 2019. The expected cost of providing the non-qualified pension plan benefits is accrued over the years that the employees rendered services. It is our policy to fund non-qualified pension benefits as payments are due. Accounting for pension benefits requires the use of several assumptions and estimates. Actual experience or changes to these assumptions and other estimates could have a significant impact on our consolidated and combined results of operations and financial position. See Note 11 to our audited consolidated and combined financial statements for a summary of all of the key assumptions related to pension benefits as well as a description of our defined benefit pension plans as well as additional disclosures.
We recognize the overfunded or underfunded status of our defined benefit pensions as an asset or liability in our consolidated and combined balance sheets and recognize changes in that funded status in the year in which changes occur through comprehensive income (loss).
We utilize the Aon Hewitt AA-Only Bond Universe Yield Curve (the “Aon Hewitt Yield Curve”) for discounting future benefit obligations and calculating interest cost. The Aon Hewitt Yield Curve represents the yield on high quality (AA and above) corporate bonds that closely match the cash flows of the estimated payouts for our benefit obligations. As of December 31, 2020, a 0.5% decrease in our discount rate assumptions of 2.85% for our qualified pension plan and 2.64% for our non-qualified pension plans would result in a $0.05 million increase in our pension income for the qualified pension plan and a nominal decrease in our pension expense for our non-qualified pension plans for the period of June 26, 2020 to December 31, 2020.

We used a multi-pronged approach to determine our 5.25% assumption for the long-term expected rate of return on pension plan assets. This approach included a review of actual historical returns achieved and anticipated long-term performance of each asset class. As of December 31, 2020, a 0.5% decrease in our long-term rate of return assumption would result in a less than $0.1 million decrease in the pension income of our qualified pension plan for the period of June 26, 2020 to December 31, 2020. Our pension plan assets earned a return of 13.9% in 2020 and 21.5% in 2019. The asset returns are net of administrative expenses.
Our pension actuarial valuation also incorporates other factors such as mortality rates. The actuarial assumptions used by us may differ materially from actual results due to, among other things, longer or shorter life spans of plan participants. Differences in these assumptions could significantly impact the actual amount of net periodic benefit cost and pension liability recorded by us.
Foreign Currency Translation—The Company has determined that the functional currency for each combined subsidiary is its local currency, except for certain entities whose functional currency is the U.S. dollar. Assets and liabilities of entities outside the U.S. are translated into U.S. dollars at the exchange rates in effect at the end of each period; income and expense items are translated at each period’s average exchange rate; and any resulting translation difference is reported and accumulated as a separate component of combined statements of net parent investment, except for any entities which may operate in highly inflationary economies. Gains and losses resulting from transactions in other than functional currencies are reflected in operating results, except for transactions of a long-term nature.
Remeasurements of European entities whose functional currency is the U.S. dollar as well as translation adjustments for entities operating in highly inflationary economies and impacts of foreign currency transactions are recognized currently in other expense (income), net.
Beginning January 1, 2019, the Company was required to apply highly-inflationary accounting to its Argentinian subsidiary. This accounting treatment requires a change in the subsidiary’s functional currency from the local currency (Argentinian Peso) to the parent’s reporting currency (USD). This highly-inflationary classification results from the fact that the cumulative inflation rate for the preceding 3 year period exceeded 100 percent as of June 30, 2018. When the Company changed the functional currency, it revalued the subsidiary’s financial statements as if the new functional currency (USD) were the reporting currency. Accordingly, effective January 1, 2019, all Argentinian Peso denominated monetary assets and liabilities are considered foreign currency denominated assets and liabilities and are revalued to USD (the functional currency) with remeasurement adjustments in the period recorded in the statement of operations. The USD will be the functional currency until the economic environment in Argentina ceases to be considered highly-inflationary.
As of the date of the Business Combination, the assets and liabilities of the Argentinian subsidiary were adjusted to fair value. Certain non-monetary assets and liabilities that were previously recorded at the applicable historical exchange rates are recorded in USD using the exchange rate as of June 25, 2020. Argentinian Peso denominated monetary assets and liabilities continue to be revalued to USD (the functional currency) with remeasurement period adjustments in the period recorded in the statement of operations.
New Accounting Standards
See Note 1 to our audited consolidated financial statements for the discussion of recent accounting pronouncements.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Not required for smaller reporting companies.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Whole Earth Brands, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated and combined balance sheets of Whole Earth Brands, Inc. and subsidiaries (the Company) as of December 31, 2020 (Successor) and 2019 (Predecessor), the related consolidated and combined statements of operations, comprehensive income (loss), equity and cash flows for the period from June 26, 2020 through December 31, 2020 (Successor) and the period from January 1, 2020 through June 25, 2020 (Predecessor), and for each of the two years in the period ended December 31, 2019 (Predecessor), and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 (Successor) and 2019 (Predecessor), and the results of its operations and its cash flows for the period from June 26, 2020 through December 31, 2020 (Successor) and the period from January 1, 2020 to June 25, 2020 (Predecessor), and for each of the two years in the period ended December 31, 2019 (Predecessor), in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1987.
New York, NY
March 16, 2021

Whole Earth Brands, Inc.
Consolidated and Combined Balance Sheets
(In thousands of dollars, except for share and per share data)

	(Successor)	(Predecessor)
	December 31, 2020	December 31, 2019
Assets
Current Assets
Cash and cash equivalents	$16,898	$10,395
Accounts receivable (net of allowances of $955 and $2,832, respectively)	56,423	55,031
Inventories	111,699	121,129
Prepaid expenses and other current assets	5,045	7,283
Total current assets	190,065	193,838

Property, Plant and Equipment, net	47,285	20,340

Other Assets
Operating lease right-of-use assets	12,193	—
Goodwill	153,537	130,870
Other intangible assets, net	184,527	251,243
Deferred tax assets, net	2,671	1,368
Other assets	6,260	2,192
Total Assets	$596,538	$599,851

See Notes to Consolidated and Combined Financial Statements

Whole Earth Brands, Inc.
Consolidated and Combined Balance Sheets
(In thousands of dollars, except for share and per share data)

	(Successor)	(Predecessor)
	December 31, 2020	December 31, 2019
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$25,200	$26,240
Accrued expenses and other current liabilities	29,029	28,040
Current portion of operating lease liabilities	3,623	—
Current portion of long-term debt	7,000	—
Total current liabilities	64,852	54,280
Non-Current Liabilities
Long-term debt	172,662	—
Due to related party	—	8,400
Deferred tax liabilities, net	23,297	31,538
Operating lease liabilities, less current portion	11,324	—
Other liabilities	15,557	17,883
Total Liabilities	287,692	112,101
Commitments and Contingencies (Note 9)	—	—
Stockholders’ Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 220,000,000 shares authorized; 38,426,669 shares issued and outstanding	4	—
Additional paid-in capital	325,679	—
Accumulated deficit	(25,442)	—
Accumulated other comprehensive income	8,605	—
Net parent investment	—	487,750
Total stockholders’ equity	308,846	487,750
Total Liabilities and Stockholders’ Equity	$596,538	$599,851

See Notes to Consolidated and Combined Financial Statements

Whole Earth Brands, Inc.
Consolidated and Combined Statements of Operations
(In thousands of dollars, except for per share data)

	(Successor)	(Predecessor)
	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Product revenues, net	$147,168	$128,328	$272,123	$290,965
Cost of goods sold	101,585	77,627	163,634	167,874
Gross profit	45,583	50,701	108,489	123,091

Selling, general and administrative expenses	44,616	43,355	65,896	74,767
Amortization of intangible assets	6,021	4,927	10,724	11,111
Asset impairment charges	—	40,600	—	—
Restructuring and other expenses	1,052	—	2,193	9,461

Operating (loss) income	(6,106)	(38,181)	29,676	27,752

Interest (expense) income, net	(4,371)	(238)	(500)	49
Other (expense) income, net	(578)	801	(830)	(1,648)
(Loss) income before income taxes	(11,055)	(37,618)	28,346	26,153
(Benefit) provision for income taxes	(2,618)	(3,482)	(2,466)	5,312
Net (loss) income	$(8,437)	$(34,136)	$30,812	$20,841

Net loss per share – Basic and diluted	$(0.22)

See Notes to Consolidated and Combined Financial Statements

Whole Earth Brands, Inc.
Consolidated and Combined Statements of Comprehensive Income (Loss)
(In thousands of dollars)

	(Successor)	(Predecessor)
	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Net (loss) income	$(8,437)	$(34,136)	$30,812	$20,841
Other comprehensive income (loss), net of tax:
Net change in pension benefit obligations recognized, net of taxes of $242, $65, $(2,689) and $110, respectively.	831	318	(569)	729
Foreign currency translation adjustments	7,774	(2,286)	(1,543)	(782)
Total other comprehensive income (loss), net of tax	8,605	(1,968)	(2,112)	(53)
Comprehensive income (loss)	$168	$(36,104)	$28,700	$20,788

See Notes to Consolidated and Combined Financial Statements

Whole Earth Brands, Inc.
Consolidated and Combined Statements of Equity
(In thousands of dollars)

(Predecessor)
Total Equity
Balance at January 1, 2018	$499,136
Funding to Parent, net	(35,432)
Net income	20,841
Other comprehensive loss, net of tax	(53)
Balance at December 31, 2018	$484,492
Funding to Parent, net	(25,442)
Net income	30,812
Other comprehensive loss, net of tax	(2,112)
Balance at December 31, 2019	$487,750
Funding to Parent, net	(11,924)
Net loss	(34,136)
Other comprehensive loss, net of tax	(1,968)
Balance at June 25, 2020	$439,722

	Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 26, 2020	30,926,669	$3	—	$—	$250,366	$(16,703)	$—	$233,666
Issuance of warrants	—	—	—	—	7,895	—	—	7,895
Issuance of common stock	7,500,000	1	—	—	67,104	—	—	67,105
Net loss	—	—	—	—	—	(8,437)	—	(8,437)
Other comprehensive income, net of tax	—	—	—	—	—	—	8,605	8,605
Stock-based compensation	—	—	—	—	1,262	—	—	1,262
Other	—	—	—	—	(948)	(302)	—	(1,250)
Balance at December 31, 2020 (Successor)	38,426,669	$4	—	$—	$325,679	$(25,442)	$8,605	$308,846

See Notes to Consolidated and Combined Financial Statements

Whole Earth Brands, Inc.
Consolidated and Combined Statements of Cash Flows
(In thousands of dollars)

	(Successor)	(Predecessor)
	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Operating activities
Net (loss) income	$(8,437)	$(34,136)	$30,812	$20,841
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	1,262	—	—	—
Depreciation	1,652	1,334	3,031	3,591
Amortization of intangible assets	6,021	4,927	10,724	11,111
Deferred income taxes	(2,842)	(5,578)	(10,500)	(6,060)
Asset impairment charges	—	40,600	—	—
Pension	(169)	126	(1,648)	1,658
Amortization of inventory fair value adjustments	12,613	—	—	—
Changes in current assets and liabilities:
Accounts receivable	(4,554)	7,726	1,311	2,488
Inventories	(5,305)	3,576	2,004	(692)
Prepaid expenses and other current assets	(2,066)	3,330	(3,097)	236
Accounts payable, accrued liabilities and income taxes	(7,939)	507	(3,057)	269
Other, net	319	(2,504)	2,085	362
Net cash (used in) provided by operating activities	(9,445)	19,908	31,665	33,804

Investing activities
Capital expenditures	(4,489)	(3,532)	(4,037)	(4,039)
Acquisitions, net of cash acquired	(456,508)	—	—	—
Proceeds from sale of fixed assets	—	—	—	1,858
Transfer from trust account	178,875	—	—	—
Net cash used in investing activities	(282,122)	(3,532)	(4,037)	(2,181)

Financing activities
Proceeds from revolving credit facility	47,855	3,500	1,500	7,500
Repayments of revolving credit facility	—	(8,500)	—	(600)
Long-term borrowings	140,000	—	—	—
Repayments of long-term borrowings	(3,500)	—	—	—
Debt issuance costs	(7,139)	—	—	—
Proceeds from sale of common stock and warrants	75,000	—	—	—
Funding to Parent, net	—	(11,924)	(25,442)	(35,432)
Net cash provided by (used in) financing activities	252,216	(16,924)	(23,942)	(28,532)

Effect of exchange rate changes on cash and cash equivalents	714	215	(496)	(24)
Net change in cash and cash equivalents	(38,637)	(333)	3,190	3,067
Cash and cash equivalents, beginning of period	55,535	10,395	7,205	4,138
Cash and cash equivalents, end of period	$16,898	$10,062	$10,395	$7,205

Supplemental disclosure of cash flow information
Interest paid	$3,328	$798	$—	$—
Taxes paid, net of refunds	$3,091	$2,244	$4,571	$5,175

See Notes to Consolidated and Combined Financial Statements

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements

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
On June 24, 2020, Act II Global Acquisition Corp., a Cayman Islands exempted company (“Act II”), domesticated into a Delaware corporation (the “Domestication”), and on June 25, 2020 (the “Closing”), consummated the indirect acquisition (the “Business Combination”) of (i) all of the issued and outstanding equity interests of Merisant Company (“Merisant”), Merisant Luxembourg Sarl (“Merisant Luxembourg”), Mafco Worldwide LLC (“Mafco Worldwide”), Mafco Shanghai LLC (“Mafco Shanghai”), EVD Holdings LLC (“EVD Holdings”), and Mafco Deutschland GmbH (together with Merisant, Merisant Luxembourg, Mafco Worldwide, Mafco Shanghai, and EVD Holdings, and their respective direct and indirect subsidiaries, “Merisant and Mafco Worldwide”), and (ii) certain assets and liabilities of Merisant and Mafco Worldwide included in the Transferred Assets and Liabilities (as defined in the Purchase Agreement (as hereafter defined)), from Flavors Holdings Inc. (“Flavors Holdings”), MW Holdings I LLC (“MW Holdings I”), MW Holdings III LLC (“MW Holdings III”), and Mafco Foreign Holdings, Inc. (“Mafco Foreign Holdings,” and together with Flavors Holdings, MW Holdings I, and MW Holdings III, the “Sellers”), pursuant to that certain Purchase Agreement (the “Purchase Agreement”) entered into by and among Act II and the Sellers dated as of December 19, 2019, as amended. In connection with the Domestication, Act II changed its name to “Whole Earth Brands, Inc.”
Upon the completion of the Domestication, each of Act II’s then-issued and outstanding ordinary shares converted, on a one-for-one basis, into shares of common stock of Whole Earth Brands. Additionally, immediately after the Business Combination, the Company issued an aggregate of 7,500,000 shares of Whole Earth Brands common stock and 5,263,500 private placement warrants exercisable for 2,631,750 shares of Whole Earth Brands common stock to certain investors. On the date of Closing, the Company’s common stock and warrants began trading on The Nasdaq Stock Market under the symbols “FREE” and “FREEW,” respectively.
As a result of the Business Combination, for accounting purposes, Act II was deemed to be the acquirer and Mafco Worldwide and Merisant Company were deemed to be the acquired parties and, collectively, the accounting predecessor. The Company’s financial statement presentation includes the combined financial statements of Mafco Worldwide and Merisant Company as the “Predecessor” for periods prior to the completion of the Business Combination and includes the consolidation of Mafco Worldwide and Merisant Company, for periods after the Closing (referred to as the “Successor”). The combined financial statements for the “Predecessor” periods include the accounts of Mafco Worldwide and Merisant Company which were wholly owned subsidiaries of Flavors Holdings Inc. Flavors Holdings Inc. is an indirect, wholly owned subsidiary of MacAndrews & Forbes Incorporated, which was not acquired in the Business Combination.
Change in Accounting Principle—The Company qualifies as an emerging growth company (an “EGC”) and as such, has elected the extended transition period for complying with certain new or revised accounting pronouncements. During the extended transition period, the Company is not subject to certain new or revised accounting standards applicable to public companies. The accounting pronouncements pending adoption below reflect effective dates for the Company as an EGC with the extended transition period.
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-2, “Leases (Topic 842)”, and issued subsequent amendments to the initial guidance. The new guidance requires lessees to recognize assets and liabilities arising from leases as well as extensive quantitative and qualitative disclosures. The lessee needs to recognize on its balance sheet a right-of-use asset and a lease liability for the majority of its leases (other than leases with a term of less than 12 months). The lease liabilities should be equal to the present value of lease payments not yet paid. The right-of-use asset is measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial indirect costs. For public entities, the updated standard is effective for fiscal years beginning after December 15, 2018. This standard is effective for the Company as an EGC for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021, with early adoption permitted. Act II adopted the standard as of January 1, 2020. The Company recognized the leases acquired as part of the Business Combination on June 25, 2020, which were recorded pursuant to the aforementioned ASU. Refer to Note 3 for additional details.

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
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
Principles of Consolidation—The consolidated and combined financial statements include the accounts of Whole Earth Brands, Inc., and its indirect and wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated and combined financial statements and accompanying notes. Actual results could differ from these estimates.
Cash and Cash Equivalents—The Company considers all cash on hand, money market funds, and other highly liquid debt instruments with a maturity, when purchased, of three months or less to be cash and cash equivalents.
Accounts Receivable and Allowance for Doubtful Accounts—Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses in its existing accounts receivable based on historical losses and current economic conditions. Account balances are charged against the allowance when the Company believes it is probable the receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its customers. Recoveries of accounts receivable previously offset against the allowance are recorded in the combined statements of operations when received.
Inventories—Inventories are stated at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predicable costs of completion, disposal, and transportation. The cost of inventory is determined principally by the first in, first out method.
Property, Plant and Equipment—Property, plant and equipment are recorded at cost. Additions, improvements, and replacements that extend asset life are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the Company’s property, plant and equipment in service currently ranges as follows: 3 to 40 years for buildings and 1 to 14 years for all other equipment.
When property and equipment are disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gains or losses are included in income from operations. Ordinary repairs and maintenance costs are charged to operating expense as incurred.
Leases—As of the date of the Business Combination, the Company accounts for leases pursuant to ASU No. 2016-02, Leases (Topic 842). Under the new standard, a right-of-use asset and a lease liability is recorded for all leases with a term greater than 12 months. Lease right-of-use assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using our incremental borrowing rate applicable to the lease asset, unless the implicit rate is readily determinable.

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
The Company’s lease portfolio includes a factory building, office space, warehouses, material handling equipment, vehicles and office equipment. All of our leases are classified as operating leases.
Goodwill and Other Indefinite-Lived Intangible Assets—Goodwill and other indefinite-lived intangible assets are summarized in Note 6. The Company reviews goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that an asset may be impaired, in accordance with Accounting Standards Codification “ASC” Topic 350, “Intangibles—Goodwill and Other.” Under ASC Topic 350, the impairment review of goodwill and other intangible assets not subject to amortization must be based on estimated fair values.
The Company’s annual impairment review measurement date is in the fourth quarter of each year. In performing the annual assessment, the Company has the option of performing a qualitative assessment to determine if it is more likely than not that a reporting unit has been impaired. As part of the qualitative assessment for the reporting units, the Company evaluates the factors that are specific to the reporting units as well as industry and macroeconomic factors (including changes in interest and discount rates). The reporting unit specific factors may include cost factors, a comparison of current year results to prior year, current year budget and future projected financial performance. The Company also considers the change in the overall enterprise value of the Company compared to the date of the Business Combination.
If the Company determines that it is more likely than not that a reporting unit is impaired or if the Company elects not to perform the optional qualitative assessment, a quantitative assessment is performed utilizing both the income and market approaches to estimate the fair value of its reporting units. The income approach involves discounting future estimated cash flows. The discount rate used is the value-weighted average of the reporting unit’s estimated cost of equity and debt (“cost of capital”) derived using both known and estimated customary market metrics. The Company performs sensitivity tests with respect to growth rates and discount rates used in the income approach. In applying the market approach, valuation multiples are derived from historical and projected operating data of selected guideline companies; evaluated and adjusted, if necessary, based on the strengths and weaknesses of the reporting unit relative to the selected guideline companies; and applied to the appropriate historical and/or projected operating data to arrive at an indication of fair value. The Company weights the results of the income and market approaches equally. If the reporting unit’s carrying value exceeds its estimated fair value, then an impairment is recorded for the difference, limited to the total amount of goodwill allocated to the reporting unit.
The Company typically evaluates impairment of indefinite-lived intangible assets, including our product formulations, by first performing a qualitative assessment. If the Company elects to bypass the qualitative assessment or determines that it is more likely that not that the fair value of the product formulations is less than its carrying value, a quantitative assessment is then performed using the relief from royalty method under the income approach to estimate the fair value. Some of the more significant assumptions inherent in estimating the fair value include the estimated future annual sales, royalty rates (as a percentage of sales that would hypothetically be charged by a licensor of the brand to an unrelated licensee), income tax considerations and a discount rate that reflects the level of risk.

Impairment Review of Long-Lived Assets—In accordance with ASC Topic 360, “Property, Plant and Equipment,” the Company evaluates the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or asset group may be impaired. When such events occur, the Company compares the sum of the future undiscounted cash flows expected to be generated from the asset or asset group over its remaining depreciable life to the carrying value. If this comparison indicates that there is an impairment, the carrying amount of the long-lived asset would then be reduced to the estimated fair value, which generally approximates discounted cash flows. The Company also evaluates the amortization periods of assets to determine whether events or circumstances warrant revised estimates of useful lives. The Company’s applicable long-lived assets include its property, plant and equipment and definite-lived intangible assets.
Income Taxes—The provision for income taxes for the Successor period is determined using the asset and liability method in accordance with ASC Topic 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
For the Predecessor period, income taxes as presented herein are attributable to current and deferred income taxes of the Company’s financial statements in a manner that is systematic, rational, and consistent with the asset and liability method described by ASC Topic 740. Accordingly, the Company’s income tax provision during the predecessor period was prepared following the separate return method. The separate return method applies ASC Topic 740 to the stand-alone financial statements of each member of the combined group as if the group member were a separate taxpayer and a stand-alone enterprise. Use of the separate return method may result in differences when the sum of the amounts allocated to stand-alone tax provisions are compared with amounts presented in the combined financial statements. In that event, the related deferred tax assets and liabilities could be significantly different from those presented herein. The combined financial statements reflect the Company’s portion of income taxes payable as if the Company had been a separate taxpayer.
The Company made a policy election to treat the income tax due on United States (“U.S.”) inclusion of the global intangible low taxed income (“GILTI”) provisions as a period expense when incurred.
Uncertainty in Income Taxes—The Company accounts for uncertain tax positions in accordance with the authoritative guidance issued under ASC Topic 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company provides loss contingencies for federal, state and international tax matters relating to potential tax examination issues, planning initiatives and compliance responsibilities. The development of these reserves requires judgements about tax issues, potential outcomes and timing, which if different, may materially impact the Company’s financial condition and results of operations. The Company classifies interest and penalties associated with income taxes as a component of provision (benefit) for income taxes in the consolidated and combined statements of operations.
Pension Plans—The Company has defined benefit pension plans and a defined contribution 401(k) plan, which cover certain current and former employees of the Company who meet eligibility requirements. Benefits for the defined benefit pension plans are based on years of service and, in some cases, the employee’s compensation and participation was frozen to all employees hired on or after August 1, 2017. The Company’s policy is to contribute annually the amount required pursuant to the Employee Retirement Income Security Act. The Company froze the pension plan for all participants on December 31, 2019. Certain subsidiaries of the Company outside the U.S. have retirement plans that provide certain payments upon retirement. The Company recognizes in its balance sheet the funded status of its defined benefit pension plans, measured as the difference between the fair value of the plan assets and the benefit obligation and recognizes changes in the funded status of the defined benefit pension plans as accumulated other comprehensive loss, net of tax, within net parent investment to the extent such changes are not recognized in earnings as components of periodic net benefit cost (see Note 11).
Self-Insurance—The Company is self-insured for certain workers’ compensation. Provisions for losses expected under the program are recorded based on the Company’s estimates of the aggregate liabilities for the claims incurred. As of December 31, 2020 and 2019, the liabilities for self-insured workers compensation were $0.5 million and $0.7 million, respectively.
Stock-Based Compensation—In accordance with ASC Topic 718, “Compensation—Stock Compensation,” the Company recognizes stock-based compensation cost in its consolidated statements of operations. Stock-based compensation cost is measured at the grant date for equity-classified awards and at the end of each reporting period for liability-classified awards based on the estimated fair value of the awards. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period. Additional information pertaining to the Company’s stock-based compensation is provided in Note 12.
Revenue Recognition—Effective January 1, 2018, the Company adopted ASC Topic 606, and all related amendments, which provides updated accounting guidance on recognizing revenue. This updated accounting guidance outlines a single comprehensive model for entities to utilize to recognize revenue when they transfer goods or services to customers in an amount that reflects the consideration that will be received in exchange for the goods or services.
The Company adopted this new accounting guidance using the modified retrospective method. There was no impact to the combined balance sheets or the combined statements of operations and comprehensive income as of January 1, 2018 for the adoption of the standards update.

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
The Company recognizes revenue when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company made an accounting policy election to exclude from the measurement of the transaction price sales taxes and all other items of a similar nature, and also elected to account for shipping and handling activities as a fulfillment of the promise to transfer the goods. Accordingly, shipping and handling costs are included in cost of sales.
The terms and conditions of sale under the supply agreements and/or purchase orders for Merisant call for FOB Destination and FOB Origin shipping terms with its customers. The customer payment terms are usually 40 days from invoice date. The terms and conditions of sale under the supply agreements and/or purchase orders for Mafco Worldwide have various shipping terms with its customers depending upon the customer requests. The customer payment terms range from 30 – 120 days from invoice date based upon geographic location of the customer.
Merisant usually offers promotional activities (e.g. coupons, trade discounts and other promotional activities) to the customers. These variable consideration amounts are estimated for each customer based on specific arrangement/agreement, an analysis of historical volume and/or current activity with that customer. Reassessment of variable consideration estimates is done at each reporting date throughout the contract period until the uncertainty is resolved (e.g. promotional campaign is closed and settled with customer).
Historically, the Company has encountered limited instances whereby customers rejected products as a result of orders being materially inaccurate and/or products being defective. The Company tracks the reason codes for those customer returns. Based on that, the materiality of such returns is assessed. A return reserve is calculated (based on historical data as described above) every month to record an adjustment to net sales; these adjustments have not been significant.
The following table presents the Company’s revenues disaggregated by product categories (in thousands):

	(Successor)	(Predecessor)
	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Sweeteners and adjacencies	$96,857	$80,749	$165,863	$173,759
Licorice products	50,311	47,579	106,260	117,206
Total product revenues, net	$147,168	$128,328	$272,123	$290,965
The following table presents revenues disaggregated by business and geographic region (in thousands):

	(Successor)	(Predecessor)
	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Branded CPG:
North America	$40,273	$29,926	$59,945	$59,007
Europe, Middle East and Africa	41,855	35,360	75,974	81,978
Asia-Pacific	8,428	9,584	17,772	17,035
Latin America	6,301	5,879	12,172	15,739
Flavors & Ingredients	50,311	47,579	106,260	117,206
Total product revenues, net	$147,168	$128,328	$272,123	$290,965
The Company records an allowance for doubtful accounts as an estimate of the inability of its customers to make their required payments. The determination of the allowance requires the Company to make assumptions about the future ability to collect amounts owed from customers.
Marketing Costs—The Company promotes its products with marketing activities, including advertising, consumer incentives and trade promotions. On an annual basis, advertising costs are expensed as incurred or in the year in which the related advertisement initially appears. Advertising expense was $6.2 million for the period from June 26, 2020 through December 31, 2020, $4.8 million from January 1, 2020 through June 25, 2020, $11.9 million in 2019 and $16.1 million in 2018.

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
Consumer incentive and trade promotion activities are deducted from revenue based on amounts estimated as being or becoming due to customers and consumers at the end of a period, based principally on the Company’s historical utilization and redemption rates. These deductions are estimated and recorded upon sale of product by the Company and revised as necessary at each period end.
Fair Value of Financial Instruments—The Company measures fair value using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
The carrying amounts for cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term maturity.
The Company measures its term loan and revolving facilities at original carrying value including accrued interest, net of unamortized deferred financing costs and fees. The fair value of the credit facilities approximates carrying value, as they consist of variable rate loans.
Major Customers and Credit Concentration—The Company sells products to customers in the U.S. and internationally. The Company performs ongoing credit evaluations of customers, and generally does not require collateral on trade accounts receivable. Allowances are maintained for potential credit losses and such losses have been within management’s expectations.
Foreign Currency Translation—The Company has determined that the functional currency for each combined subsidiary is its local currency, except for certain entities whose functional currency is the U.S. dollar. Assets and liabilities of entities outside the U.S. are translated into U.S. dollars at the exchange rates in effect at the end of each period and income statement accounts are translated at each period’s average exchange rate. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of accumulated other comprehensive income (loss) on the balance sheet, except for any entities which may operate in highly inflationary economies. Gains and losses resulting from transactions in other than functional currencies are reflected in operating results, except for transactions of a long-term nature.
Remeasurements of European entities whose functional currency is the U.S. dollar as well as translation adjustments for entities operating in highly inflationary economies and impacts of foreign currency transactions are recognized currently in other income (expense), net in the accompanying consolidated and combined statements of operations. The Company had foreign exchange losses, net of $0.9 million for the period from June 26, 2020 through December 31, 2020, foreign exchange gains, net of $0.5 million from January 1, 2020 through June 25, 2020, and foreign exchange losses, net of $2.0 million in 2019 and $1.9 million in 2018.
Beginning January 1, 2019, the Company was required to apply highly-inflationary accounting to its Argentinian subsidiary. This accounting treatment requires a change in the subsidiary’s functional currency from the local currency (Argentinian Peso) to the parent’s reporting currency (USD). This highly-inflationary classification results from the fact that the cumulative inflation rate for the preceding 3 year period exceeded 100 percent as of June 30, 2018. When the Company changed the functional currency, it revalued the subsidiary’s financial statements as if the new functional currency (USD) were the reporting currency. Accordingly, effective January 1, 2019, all Argentinian Peso denominated monetary assets and liabilities are considered foreign currency denominated assets and liabilities and are revalued to USD (the functional currency) with remeasurement adjustments in the period recorded in the statement of operations. The USD will be the functional currency until the economic environment in Argentina ceases to be considered highly-inflationary.

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
As of the date of the Business Combination, the assets and liabilities of the Argentinian subsidiary were adjusted to fair value. Certain non-monetary assets and liabilities that were previously recorded at the applicable historical exchange rates are recorded in USD using the exchange rate as of June 25, 2020. Argentinian Peso denominated monetary assets and liabilities continue to be revalued to USD (the functional currency) with remeasurement period adjustments in the period recorded in the statement of operations. The Company recorded $0.3 million of expense related to remeasurement adjustments in the consolidated statements of operations for the period of June 26, 2020 to December 31, 2020. The impact was not material for the period of January 1, 2020 to June 25 2020 and for the year ended December 31, 2019.
Derivative Financial Instruments—The Company periodically uses foreign currency forward exchange contracts to reduce the exposure of effects on net cash flows due to fluctuations in foreign currency exchange rates. The Company recognizes these derivative instruments on the balance sheet as either assets or liabilities measured at fair value, with changes in fair value recognized immediately in earnings. The foreign currency forward exchange contracts have maturities of less than one year. The Company did not enter into any forward exchange contracts in 2020 and the effect of forward exchange contracts were not material in 2019 and 2018.
Restructuring and Employee Termination Benefits—During 2020, 2019 and 2018, the Company adopted restructuring plans to streamline processes and realize cost savings by consolidating facilities and eliminating various positions in operations and general and administrative areas.
In connection with the restructuring plans, the Company recognized employee termination benefits of $1.1 million for the period from June 26, 2020 to December 31, 2020 and $0.6 million and $3.1 million during the years ended December 31, 2019 and 2018, respectively. Employee termination benefits related to the restructuring plans are recorded in restructuring and other expenses in the accompanying consolidated and combined statements of operations. All of the charges related to the 2019 program were paid as of December 31, 2019. In addition, the Company recorded facility exit and other related costs of $0.8 million and $1.9 million during 2019 and 2018, respectively, related to Branded CPG, and $0.8 million and $4.5 million during 2019 and 2018, respectively, related to Flavors & Ingredients. The Company did not recognize any facility exit and other related costs during 2020. Facility exit and other related costs are recorded in restructuring and other expenses on the accompanying consolidated and combined statements of operations.
Termination benefits are payable when an employee is involuntarily terminated, or whenever an employee accepts voluntary termination in exchange for termination benefits. One-time involuntary termination benefits are recognized as a liability when the termination plan meets certain criteria and has been communicated to employees. If employees are required to render future service in order to receive these one-time termination benefits, the liability is recognized ratably over the future service period.
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
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (ASC 740) - Simplifying the Accounting for Income Taxes.” The standard removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis difference. The standard also enhances and simplifies various aspects of the income tax accounting guidance. For public entities, the standard is effective for annual periods and interim periods beginning after December 15, 2020. This standard is effective for the Company as an EGC for the fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2019-12 on its consolidated financial statements.
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

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
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
NOTE 2: BUSINESS COMBINATIONS
On June 25, 2020, pursuant to the Business Combination, the Company indirectly acquired Merisant and Mafco Worldwide in a transaction accounted for as a business combination under ASC Topic 805, “Business Combinations,” and was accounted for using the acquisition method. Under the acquisition method, the acquisition date fair value of the consideration paid by the Company was allocated to the assets acquired and the liabilities assumed based on their estimated fair values.
The following summarizes the preliminary purchase consideration (in thousands):

Base cash consideration	$387,500
Closing adjustment	(764)
Total Purchase Price	$386,736
The Company preliminarily recorded the fair value of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed as follows (in thousands):

Cash and cash equivalents	$10,062
Accounts receivable	45,769
Inventories	106,436
Prepaid expenses and other current assets	2,461
Property, plant and equipment, net	43,554
Operating lease right-of-use assets	12,541
Intangible assets	148,750
Deferred tax assets, net	1,065
Other assets	1,398
Total assets acquired	372,036
Accounts payable	18,590
Accrued expenses and other current liabilities	35,063
Current portion of operating lease liabilities	3,007
Operating lease liabilities, less current portion	12,208
Deferred tax liabilities, net	23,167
Other liabilities	15,467
Total liabilities assumed	107,502
Net assets acquired	264,534
Goodwill	122,202
Total Purchase Price	$386,736

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
The preliminary values allocated to identifiable intangible assets and their estimated useful lives are as follows:

Identifiable intangible assets	Fair Value (in thousands)	Useful life (in Years)
Customer relationships	$47,359	0.5 to 10
Tradenames	90,691	25
Product formulations	10,700	Indefinite
	$148,750
Goodwill represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and expected future market opportunities. Of the purchase price allocated to goodwill, $2.5 million will be deductible for income tax purposes pursuant to Internal Revenue Code (“IRC”) Section 197 over a 15 year period.
The Company’s preliminary allocation of purchase price was based upon preliminary valuations performed to determine the fair value of the net assets as of the acquisition date and is subject to adjustments for up to one year after the closing date of the acquisition to reflect final valuations. The accounting for the Business Combination is not complete as the valuation for certain acquired assets and liabilities have not been finalized. These final valuations of the assets and liabilities could have a material impact on the preliminary purchase price allocation disclosed above.
In the third quarter and fourth quarter of 2020, the Company recorded measurement period adjustments to its initial allocation of purchase price as a result of ongoing valuation procedures on assets acquired and liabilities assumed, including (i) a decrease in accounts receivable of $1.5 million; (ii) a decrease in inventory of $2.7 million; (iii) a decrease in prepaid expenses and other current assets of $10.4 million (see discussion below); (iv) an increase in property, plant and equipment of $21.6 million, of which $19.1 million is due to the valuation of certain real estate; (v) a decrease in operating lease right-of-use assets of $2.7 million to adjust the value of the Company’s leases to market value; (vi) a decrease in intangible assets of $8.7 million; (vii) an increase in other assets of $0.4 million; (viii) a decrease in accounts payable of $0.4 million; (ix) a decrease in accrued expenses and other current liabilities of $0.7 million; (x) a decrease in deferred tax liabilities, net of $0.8 million; (xi) a decrease in other liabilities of $1.0 million; and (xii) a decrease to goodwill of $8.9 million due to the incremental measurement period adjustments discussed in items (i) through (xi).
The initial allocation of purchase price reflects a $10.1 million adjustment to prepaid expenses and other current assets as a result of a change to the consideration transferred relative to the initial purchase price allocation. This adjustment was also reflected as a reduction to the estimated closing adjustments, and therefore, the total purchase price.
Direct transaction-related costs consist of costs incurred in connection with the Business Combination. Act II incurred transaction costs of $17.0 million prior to the Business Combination which are reflected within the accumulated deficit within the consolidated statement of Equity. During the three months ended September 30, 2020, the Company identified $1.2 million of additional Act II transaction costs that had been incurred in connection with the Business Combination. The effect of correcting for these costs decreased additional paid-in capital by $0.9 million and accumulated deficit by $0.3 million.
Swerve Acquisition—On November 10, 2020, the Company executed and closed a definitive Equity Purchase Agreement (the “Purchase Agreement”) with RF Development, LLC (“RF Development”), Swerve, L.L.C. (“Swerve LLC”) and Swerve IP, L.L.C. (“Swerve IP” and together with Swerve LLC, “Swerve”). Swerve is a manufacturer and marketer of a portfolio of zero sugar, keto-friendly, and plant-based sweeteners and baking mixes. The Company purchased all of the issued and outstanding equity interests of both Swerve LLC and Swerve IP from RF Development for $80 million in cash, subject to customary post-closing adjustments. The transaction was funded through a combination of available cash on hand and approximately $47.9 million under the Company’s $50 million revolving loan facility. In connection with the acquisition of Swerve, the Company incurred transaction related costs of $3.2 million for the year ended December 31, 2020. Swerve is included within the Company’s Branded CPG reportable segment.

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
The following summarizes the preliminary purchase consideration (in thousands):

Base cash consideration	$80,000
Closing adjustment estimate	(1,046)
Total Purchase Price	$78,954
The Company preliminarily recorded the fair value of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed as follows (in thousands):

Accounts receivable	$3,223
Inventories	6,824
Prepaid expenses and other current assets	223
Property, plant and equipment, net	143
Operating lease right-of-use assets	76
Intangible assets	36,300
Other assets	3
Total assets acquired	46,792
Accounts payable	3,477
Accrued expenses and other current liabilities	288
Current portion of operating lease liabilities	48
Operating lease liabilities, less current portion	28
Total liabilities assumed	3,841
Net assets acquired	42,951
Goodwill	36,003
Total Purchase Price	$78,954
The preliminary values allocated to identifiable intangible assets and their estimated useful lives are as follows:

Identifiable intangible assets	Fair Value (in thousands)	Useful life (in Years)
Customer relationships	$3,200	10
Tradenames	33,100	25
	$36,300
Goodwill represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and expected future market opportunities. The entire amount of the purchase price allocated to goodwill will be deductible for income tax purposes pursuant to IRC Section 197 over a 15 year period.
The Company’s preliminary allocation of purchase price was based upon preliminary valuations performed to determine the fair value of the net assets as of the acquisition date and is subject to adjustments for up to one year after the closing date of the acquisition to reflect final valuations. The accounting for the Swerve acquisition is not complete as the valuation for certain acquired assets and liabilities have not been finalized.These final valuations of the assets and liabilities could have a material impact on the preliminary purchase price allocation disclosed above.

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
Pro Forma Financial Information—The following unaudited pro forma financial information summarizes the results of operations for the Company as though the Business Combination and Swerve acquisition had occurred on January 1, 2019 (in thousands):

	Pro Forma Statements of Operations
	Year Ended
	December 31, 2020	December 31, 2019
Revenue	$305,544	$302,991
Net loss (1)	$(18,729)	$(5,705)

(1) 2019 includes transaction bonuses and related payroll taxes of $11.9 million for the Predecessor and $21.1 million for Swerve employees.
The unaudited pro forma financial information does not include any costs related to the Business Combination and Swerve acquisition. In addition, the unaudited pro forma financial information does not assume any impacts from revenue, cost or other operating synergies that could be generated as a result of the acquisitions. The unaudited pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved had the acquisitions been consummated on January 1, 2019.
The Successor and Predecessor periods have been combined in the pro forma for the years ended December 31, 2020 and 2019 and include adjustments to reflect intangible asset amortization based on the economic values derived from definite-lived intangible assets, interest expense on the new debt financing, depreciation expense for property, plant and equipment that has been adjusted to fair value, and the release of the inventory fair value adjustments into cost of goods sold. These adjustments are net of taxes.
NOTE 3: LEASES
The Company measured Merisant and Mafco’s legacy lease agreements as if the leases were new at the date of the Business Combination and applied the provisions of ASC Topic 842. This resulted in the recognition of right-of-use assets and operating lease liabilities of $15.2 million as of June 26, 2020. The right-of-use assets and operating lease liabilities at June 26, 2020 also included approximately $0.3 million related to one lease that Act II had applied the provisions of ASC Topic 842 to effective January 1, 2020. In the third quarter of 2020, the Company recorded a measurement period adjustment that reduced the right-of-use assets by $2.7 million to adjust the value of the leases to market value. In the fourth quarter of 2020, the Company also applied the provisions of Topic 842 to one lease acquired in the Swerve acquisition. All leases are classified as operating leases.
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
For real estate and vehicle leases, the Company elected the practical expedient to not separate lease from non-lease components within the contract. Electing this practical expedient means the Company accounts for each lease component and the related non-lease component together as a single component. For equipment leases, the Company has not elected this practical expedient and separates the non-lease components from the lease component.

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
The right-of-use asset is subsequently measured throughout the lease term at the carrying amount of the lease liability. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease expense for the period from June 26, 2020 through December 31, 2020 was $2.3 million. Lease expense under prior lease accounting rules for the period of January 1, 2020 to June 25, 2020 and the years ended December 31, 2019 and 2018 was $2.2 million, $5.2 million and $3.7 million, respectively. The Company subleases some of its unused office space to third parties. These subleases generated sublease income of $0.3 million for the period from June 26, 2020 through December 31, 2020, $0.3 million from January 1, 2020 through June 25, 2020 and $0.5 million and $0.4 million for the years-ended December 31, 2019 and 2018, respectively.
The following table presents the future maturities of the Company’s lease obligations as of December 31, 2020 (in thousands):

2021	$4,119
2022	3,611
2023	3,512
2024	1,919
2025	1,417
Thereafter	1,546
Total lease payments	16,124
Less: imputed interest	(1,177)
Total operating lease liabilities	$14,947
The weighted-average remaining lease term is 4.6 years and the weighted-average discount rate is 3.42%.
Cash paid for amounts included in the measurement of the lease liability and for supplemental non-cash information for the period from June 26, 2020 through December 31, 2020 was $1.7 million.
The following table presents the Company’s future minimum lease payments under ASC Topic 840 as of December 31, 2019 (in thousands):

2020	$3,224
2021	2,845
2022	2,608
2023	2,354
2024	968
Thereafter	2,195
Less: sublease rental income	(3,683)
Total	$10,511
NOTE 4: INVENTORIES
Inventories consisted of the following (in thousands):

	(Successor)	(Predecessor)
	December 31, 2020	December 31, 2019
Raw materials and supplies	$66,487	$89,611
Work in process	562	387
Finished goods	44,650	31,131
Total inventories	$111,699	$121,129

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
NOTE 5: PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	(Successor)	(Predecessor)
	December 31, 2020	December 31, 2019
Machinery, equipment and other	$14,108	$49,901
Buildings and building improvements	20,247	23,207
	34,355	73,108
Accumulated depreciation	(1,833)	(55,538)
	32,522	17,570
Land	9,670	1,908
Construction in progress	5,093	862
Property, plant and equipment, net	$47,285	$20,340
NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets consisted of the following (in thousands):

	(Successor)			(Predecessor)
	December 31, 2020			December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible assets subject to amortization
Customer relationships (useful life of 5 to 10 years)	$50,877	$(3,020)	$47,857	$105,000	$(38,731)	$66,269
Tradenames (useful life of 25 years)	128,155	(2,185)	125,970	95,055	(19,939)	75,116
Total	$179,032	$(5,205)	$173,827	$200,055	$(58,670)	$141,385
Other intangible assets not subject to amortization
Product formulations			10,700			109,858
Total other intangible assets, net			184,527			251,243
Goodwill			153,537			130,870
Total goodwill and other intangible assets			$338,064			$382,113
The Company amortizes its intangible assets subject to amortization on a straight-line basis over their respective useful lives. The remaining intangible assets subject to amortization as of December 31, 2020, have a weighted-average remaining useful life of approximately 20 years. The Successor’s amortization expense for intangible assets was $6.0 million for the period from June 26, 2020 through December 31, 2020. The Predecessor’s amortization expense for intangible assets was $4.9 million, $10.7 million and $11.1 million for the periods from January 1, 2020 to June 25, 2020 and for the years ended December 31, 2019 and 2018, respectively.

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
Amortization expense relating to amortizable intangible assets as of December 31, 2020 for the next five years is expected to be as follows (in thousands):

2021	$11,195
2022	11,195
2023	11,195
2024	11,195
2025	10,961
The changes in the carrying amounts of goodwill during the years ended December 31, 2020 and December 31, 2019 were as follows (in thousands):

	Branded CPG	Flavors & Ingredients	Total
Balance as of December 31, 2019 and 2018 (Predecessor)	$88,849	$42,021	$130,870
Impairment	(11,100)	(6,600)	(17,700)
Balance at June 25, 2020 (Predecessor)	$77,749	$35,421	$113,170
Purchase accounting adjustments	40,779	(31,747)	9,032
Balance at June 26, 2020 (Successor)	$118,528	$3,674	$122,202
Acquisition of Swerve	36,003	—	36,003
Currency translation adjustment	(4,208)	(460)	(4,668)
Balance at December 31, 2020 (Successor)	$150,323	$3,214	$153,537
Impairment of Goodwill and Other Indefinite-Lived Intangible Assets—As disclosed in Note 1, the Company reviews goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that an asset may be impaired, in accordance with ASC Topic 350.
During the first quarter of 2020, the on-going macroeconomic disruption and uncertainty caused by the COVID-19 pandemic, including the impact on enterprise valuations across sectors, represented events which could indicate that the carrying value of goodwill and indefinite-lived intangible assets of the Predecessor may not be recoverable. As a result, the Predecessor performed an interim impairment assessment at March 31, 2020. In performing the quantitative assessment of indefinite-lived intangible assets, the estimated fair value was determined under an income approach using the discounted cash flow method which requires assumptions related to projected operating results and a discount rate using a market-based weighted-average cost of capital. The main assumptions supporting the cash flow projections included revenue growth, EBIT margins and discount rate. The financial projections reflected management’s best estimate of economic and market conditions over the projected period including forecasted revenue growth, EBIT margins, tax rate, capital expenditures, depreciation and amortization, changes in working capital requirements and the terminal growth rate. It was determined that the carrying value of the indefinite-lived intangible assets at Flavors & Ingredients exceeded their fair value and an impairment charge of $22.9 million was recorded in the first quarter of 2020. For the interim impairment assessment of goodwill as of March 31, 2020, the Predecessor utilized a market approach to estimate fair value based upon the then proposed purchase price of the Business Combination from a willing buyer in an active open market transaction. As a result of the interim quantitative impairment assessment, the carrying value of the Mafco Worldwide and Merisant reporting units exceeded their fair value by $6.6 million and $11.1 million, respectively, and a goodwill impairment charge of $17.7 million was recorded in the first quarter of 2020.
In both the fourth quarters of 2020 and 2019, the Company performed its annual impairment tests on goodwill and product formulations using a qualitative assessment and concluded that it was more likely than not that their fair values exceeded their respective carrying values and therefore, did not result in an impairment.

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements

NOTE 7: DEBT
Debt consisted of the following (in thousands):

	(Successor)	(Predecessor)
	December 31, 2020	December 31, 2019
Term loan	$136,500	$—
Revolving credit facility	47,855	—
Less: current portion	(7,000)	—
Less: unamortized debt issuance costs	(4,693)	—
Total long-term debt	$172,662	$—
Maturities—The Company’s debt and other obligations outstanding as of December 31, 2020 mature as shown below (in thousands):

2021	$7,000
2022	7,000
2023	10,500
2024	14,000
2025	145,855
Total debt	184,355
Unamortized discounts	(4,693)
Total debt, net of unamortized discounts	$179,662
Loan Agreement—The Company entered into a Loan Agreement (the “Loan Agreement”) on June 25, 2020, with Toronto Dominion (Texas) LLC, as administrative agent, BofA Securities Inc., as Syndication Agent, BMO Capital Markets Corp. and Truist Bank, as documentation agents, and the other lenders party thereto, which provided (x) a senior secured first lien term loan facility of $140 million that matures in five years on June 25, 2025 and (y) a first lien revolving credit facility of up to $50 million that also matures in five years. Loans outstanding under the first lien term loan facility and the first lien revolving credit facility accrue interest at a rate per annum equal to LIBOR subject to a floor of 1% plus a margin ranging from 3.00% to 3.75% or, at Company’s option, a base rate subject to a floor of 2% plus a margin ranging from 2.00% to 2.75%, depending on the achievement of certain leverage ratios. Undrawn amounts under the first lien revolving credit facility are expected to accrue a commitment fee at a rate per annum of 0.40% on the average daily undrawn portion of the commitments thereunder, with step downs to 0.30% upon achievement of certain leverage ratios. As of December 31, 2020, there were $2.1 million of outstanding letters of credit that reduced the Company’s availability under the revolving credit facility. Additionally, approximately $1.9 million of issuance costs allocated to the revolving credit facility were capitalized as an asset as of June 30, 2020 and are being amortized ratably over the commitment period of five years. There were $47.9 million in borrowings under the revolving credit facility as of December 31, 2020.
The Company converted the base rate term loan to a LIBOR loan on July 1, 2020 at an interest rate of 4.50%. Borrowings under the Loan Agreement are collateralized by substantially all of the Company’s assets, and the Loan Agreement includes restrictive qualitative and quantitative covenants. The Company was in compliance with its covenants under the Loan Agreement on December 31, 2020. The unpaid principal amount of the term loan is payable in quarterly installments on the last day of each fiscal quarter commencing on September 30, 2020. The payment for each of the first 12 fiscal quarters is equal to 1.25% of the beginning principal amount, or $1.75 million, and for the following seven fiscal quarters thereafter is 2.50%, or $3.5 million. The remaining principal payment on the term loan is due upon maturity.
On February 5, 2021, the Company amended and restated the Loan Agreement (see Note 18).

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements

NOTE 8: FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company measures and records in its consolidated and combined financial statements certain assets and liabilities at fair value. ASC Topic 820 “Fair Value Measurement and Disclosures,” establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). This hierarchy consists of the following three levels:
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
NOTE 9: COMMITMENTS AND CONTINGENCIES
The Company is subject to various claims, pending and possible legal actions for product liability and other damages, and other matters arising out of the conduct of the business. The Company believes, based on current knowledge and consultation with counsel, that the outcome of such claims and actions will not have a material adverse effect on the Company’s consolidated and combined financial position or results of operations.
As of December 31, 2020, the Company had obligations to purchase $29.6 million of raw materials through 2025; however, it is unable to make reasonably reliable estimates of the timing of such payments. In addition, the Company has commitments under purchase obligations related to market data research, technology services and capital projects totaling $1.9 million.
NOTE 10: INCOME TAXES
For the Successor period, the Company’s provision for income taxes consists of U.S., state and local, and foreign taxes. The Company has significant operations in various locations outside the U.S. The annual effective tax rate is a composite rate reflecting the earnings in the various locations at their applicable statutory tax rates.
For the Predecessor period, income taxes as presented herein attribute current and deferred income taxes of the Company’s financial statements in a manner that is systematic, rational, and consistent with the asset and liability method described by ASC 740, “Income Taxes.” Accordingly, the Company’s income tax provision during the predecessor period was prepared following the separate return method. The separate return method applies ASC 740 to the stand-alone financial statements of each member of the combined group as if the group member were a separate taxpayer and a stand-alone enterprise. Use of the separate return method may result in differences when the sum of the amounts allocated to stand-alone tax provisions are compared with amounts presented in the combined financial statements. In that event, the related deferred tax assets and liabilities could be significantly different from those presented herein. The combined financial statements reflect the Company’s portion of income taxes payable as if the Company had been a separate taxpayer.

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increased the limitation under IRC Section 163(j) for 2019 and 2020 to permit additional expensing of interest (ii) enacted a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k) (iii) made modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhanced recoverability of alternative minimum tax credit carryforwards. The income tax provisions of the CARES Act had limited applicability to the Company and did not have a material impact on the Company’s consolidated and combined financial statements.
Components of income tax (benefit) provision were as follows (in thousands):

	(Successor)	(Predecessor)
	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Current:
Federal	$(969)	$51	$1,972	$4,789
State and local	54	16	197	134
Foreign	1,139	2,029	5,865	6,449
	224	2,096	8,034	11,372
Deferred:
Federal	(2,192)	(4,262)	(1,802)	(5,148)
State and local	138	(259)	336	(1,006)
Foreign	(788)	(1,057)	(9,034)	94
	(2,842)	(5,578)	(10,500)	(6,060)
Total (benefit) provision for income taxes	$(2,618)	$(3,482)	$(2,466)	$5,312

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
The following is a reconciliation of income tax (benefit) provision computed at the U.S. federal statutory rate to income tax (benefit) provision in the consolidated and combined statements of operations (in thousands):

	(Successor)	(Predecessor)
	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
(Loss) income before income taxes:
Domestic	$(18,981)	$(49,477)	$10,859	$(6,021)
Foreign	7,926	11,859	17,487	32,174
Total (loss) income before income taxes	$(11,055)	$(37,618)	$28,346	$26,153

Federal income tax rate	21.0%	21.0%	21.0%	21.0%
Tax provision at federal statutory rate	$(2,322)	$(7,900)	$5,953	$5,492
State and local taxes	1,812	(278)	426	(879)
Foreign rate differential	(70)	(125)	789	1,533
Change in tax rates	735	—	(2,209)	(53)
Changes in uncertain tax positions	40	(651)	64	(100)
Change in valuation allowance	(1,474)	883	588	(1,957)
Goodwill impairment	—	3,717	—	—
Impact of Luxembourg restructuring	—	—	(6,438)	—
U.S. effects of international operations	320	2,084	3,079	6,136
Tax credits	(2,161)	(1,201)	(5,233)	(5,498)
Other	502	(11)	515	638
Total (benefit) provision for income taxes	$(2,618)	$(3,482)	$(2,466)	$5,312

Effective tax rate	23.7%	9.3%	(8.7)%	20.3%

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
Significant components of the Company’s net deferred tax assets and liabilities were as follows (in thousands):

	(Successor)	(Predecessor)
	December 31, 2020	December 31, 2019
Deferred tax assets:
Accounts receivable	$473	$695
Accrued expenses	3,838	2,065
Inventory	5,231	4,102
Other assets	160	1,008
Deferred rent	—	427
Pension asset	348	1,783
Property, plant and equipment	—	864
Lease accounting	3,360	—
U.S. and foreign net operating losses	13,998	15,014
Tax credits	254	2,345
Total deferred tax assets	27,662	28,303
Less valuation allowance	(9,879)	(12,409)
Net deferred tax assets	$17,783	$15,894
Deferred tax liabilities:
Property, plant and equipment	(4,678)	—
Operating lease right-of-use asset	(2,747)	—
Intangible assets	(24,266)	(38,451)
Deferred rent	(78)	—
Unremitted earnings	(719)	(1,207)
Other liabilities	(5,921)	(6,406)
Total deferred tax liabilities	(38,409)	(46,064)
Net deferred tax liability	$(20,626)	$(30,170)
As of December 31, 2020 the Company recorded a reduction to deferred tax liabilities of approximately $2.9 million in connection with the business combination accounting with an offset to goodwill.
In assessing the recoverability of its deferred tax assets within the jurisdiction from which they arise, management considers whether it is more likely than not (more than 50%) that some portion or all of the deferred tax assets will be realized. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any net operating loss and tax credit carry forwards. The Company evaluates all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. Based on the weight of available evidence including the scheduling of taxable temporary differences into future taxable income, the Company has determined that as of December 31, 2020 its deferred tax assets are realizable on a more-likely-than not basis with the exception of foreign tax credits of $0.2 million, certain state net operating loss carry forwards of $7.1 million predominately related to Illinois, and $2.5 million of net operating loss carry forwards in India, Luxembourg, Mexico and China.
As of December 31, 2020, the Company has net operating loss carry forwards and tax credits which will expire if not utilized, including: $98.1 million in Illinois state net operating losses expiring between 2021 and 2033, $0.3 million of U.S. federal foreign tax credits expiring in 2030, $2.9 million of net operating losses in Mexico substantially expiring in 2025 and through 2030, $4.8 million of net operating losses in Luxembourg substantially expiring in 2035 and through 2037, $2.8 million of net operating losses in India expiring between 2022 and 2028, and $0.8 million of net operating losses in China expiring in 2022 through 2026.

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
Notwithstanding the current taxation of certain foreign subsidiaries under GILTI and one-time transition taxation enacted as part of the Tax Cut and Jobs Act, the Company intends to continue to invest these earnings indefinitely outside the U.S. If these future earnings are repatriated to the U.S., or if the Company determines that such earnings will be remitted in the foreseeable future, the Company may be required to accrue U.S. deferred taxes (if any) and applicable withholding taxes. It is not practicable to estimate the tax impact of the reversal of the outside basis difference, or the repatriation of cash due to the complexity of its hypothetical calculation. As of December 31, 2020, and 2019, the Company has accrued future income taxes and withholding taxes for future remittances to its Switzerland and Hong Kong affiliates of $1.7 million and $1.4 million, respectively.
The following summarizes the changes in the Company’s liability for unrecognized tax positions (in thousands):

	(Successor)	(Predecessor)
	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020	Year Ended December 31, 2019
Beginning of period	$539	$895	$986
Settlements	—	(291)	(92)
Currency differences	70	(65)	1
End of period	$609	$539	$895
The unrecognized tax benefits in both the successor and predecessor periods include amounts related to various foreign tax issues. The Company records both accrued interest and penalties related to income tax matters in the provision for income taxes in the accompanying consolidated and combined statements of operations. The Company’s accrued interest and penalties related to uncertain tax positions totaled $0.6 million, $0.4 million and $0.9 million as of December 31, 2020, June 25, 2020 and December 31, 2019, respectively. Of the amounts reflected in the table above as of December 31, 2020, the entire amount if recognized, would reduce the Company’s effective tax rate. The Company expects that approximately $0.4 million of its unrecognized tax benefits will be recognized in the next 12 months.
The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s U.S. federal and state income tax periods are generally open to examination for the tax years 2016 through 2020. The Company’s French, Argentina, Luxembourg and Swiss tax years 2015 through 2020 also remain open for examination. In addition, open tax years related to the Company’s other foreign jurisdictions remain subject to examination but are not considered material.
NOTE 11: PENSION AND OTHER RETIREMENT BENEFITS
Certain current and former employees of the Company are covered under a funded qualified defined benefit retirement plan. Plan provisions covering certain of the Company’s salaried employees generally provide pension benefits based on years of service and compensation. Plan provisions covering certain of the Company’s union members generally provide stated benefits for each year of credited service. The Company’s funding policy is to contribute annually the statutory required amount as actuarially determined. The Company froze the pension plan on December 31, 2019. In addition, the Company has unfunded non-qualified plans covering certain salaried employees with additional retirement benefits in excess of qualified plan limits imposed by federal tax law. The Company uses December 31 as a measurement date for the plans.

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
The following table reconciles the funded status of the Company’s defined benefit pension plans (in thousands):

	(Successor)	(Predecessor)
	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020	Year Ended December 31, 2019
Accumulated benefit obligations	$41,112	$39,792	$37,847
Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$39,879	$37,854	$34,000
Service cost	94	41	692
Interest cost	545	593	1,410
Actuarial loss	1,568	1,826	5,236
Benefits paid	(974)	(435)	(1,019)
Liability gain due to curtailment	—	—	(2,465)
Projected benefit obligations at end of year	41,112	39,879	37,854
Change in plans’ assets:
Fair value of plans’ assets at beginning of year	30,674	30,213	25,800
Actual returns on plans’ assets	3,195	732	5,112
Employee contributions	163	163	320
Benefits paid	(974)	(434)	(1,019)
Fair value of plans’ assets at end of year	33,058	30,674	30,213
Net pension liability	$(8,054)	$(9,205)	$(7,641)
The projected benefit obligation at December 31, 2020, June 25, 2020 and December 31, 2019 included $10.3 million, $9.7 million and $9.0 million, respectively, related to the Company’s unfunded non-qualified plans.

Amounts recognized in the Company’s consolidated and combined balance sheets consisted of (in thousands):

	(Successor)	(Predecessor)
	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020	Year Ended December 31, 2019
Other assets	$2,238	$512	$1,375
Accrued expenses and other current liabilities	(374)	(373)	(370)
Other liabilities	(9,918)	(9,344)	(8,646)
Net amount recognized	$(8,054)	$(9,205)	$(7,641)

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
Amounts recognized in accumulated other comprehensive income (loss), net of tax, which have not yet been recognized as a component of net periodic pension expense for the Company’s funded defined benefit pension plans, are as follows (in thousands):

	(Successor)	(Predecessor)
	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020	Year Ended December 31, 2019
Prior service cost	$—	$169	$201
Net actuarial (gain) loss	(620)	13,997	12,362
	$(620)	$14,166	$12,563
As a result of the Business Combination on June 25, 2020, unamortized amounts previously charged to accumulated other comprehensive income (loss) were eliminated.
The components of the changes in unrecognized amounts included in pension obligation, net in other comprehensive income (loss) for the Company’s defined benefit pension plans were as follows (in thousands):

	(Successor)	(Predecessor)
	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020	Year Ended December 31, 2019
Net actuarial (gain) loss	$—	$1,912	$(879)
Prior service credit	—	—	(316)
Amortization of prior service costs	—	(33)	(149)
Amortization of actuarial loss	—	(276)	(1,332)
Total (gain) loss recognized in other comprehensive income	$—	$1,603	$(2,676)
The components of net periodic benefit (credit) cost for the Company’s defined benefit pension plans for the Successor and Predecessor were as follows (in thousands):

	(Successor)	(Predecessor)
	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Service cost	$94	$41	$692	$864
Interest cost	545	593	1,410	1,320
Expected return on plan assets	(783)	(817)	(1,462)	(1,507)
Amortization of prior service cost	—	33	149	149
Amortization of net actuarial loss	—	276	1,332	1,344
Settlement/curtailment expense	(25)	—	317	—
Net periodic benefit (credit) cost	$(169)	$126	$2,438	$2,170

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
Net periodic benefit (credit) cost is reflected in the Company’s consolidated and combined financial statements as follows for the Successor and Predecessor periods presented (in thousands):

	(Successor)	(Predecessor)
	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Cost of Goods Sold	$—	$—	$614	$500
Selling, general and administrative expense	69	41	1,824	1,670
Other (expense) income, net	(238)	85	—	—
Net periodic benefit (credit) cost	$(169)	$126	$2,438	$2,170
Assumptions—The following assumptions were used to determine the benefit obligation at year end and net periodic benefit (credit) cost during the year for the Company’s funded defined benefit pension plan:

	(Successor)	(Predecessor)
	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020	Year Ended December 31, 2019
Weighted-average assumptions used to determine benefit obligation at year end:
Discount rate	2.61%	2.85%	3.25%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	2.85%	3.25%	4.25%
Expected long-term rate of return on plan assets	5.25%	5.50%	5.75%
Rate of compensation increase	—%	—%	3.50%
The following assumptions were used to determine the benefit obligation at year end and net periodic benefit (credit) cost during the year for the Company’s unfunded supplemental defined benefit pension plan:

	(Successor)	(Predecessor)
	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020	Year Ended December 31, 2019
Weighted-average assumptions used to determine benefit obligation at year end:
Discount rate	2.42%	2.64%	3.25%
Rate of compensation increase	3.50%	3.50%	3.50%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	2.64%	3.25%	4.25%
Rate of compensation increase	3.50%	3.50%	3.50%
The Company bases the discount rate assumption on current investment yields of high quality fixed income investments during the retirement benefits maturity period. The rate of increase in future compensation assumptions reflects the Company’s long-term actual experience and future and near-term outlook.

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
The Company considers a number of factors to determine its expected rates of return on the assets in its plan, including, without limitation, historical performance of the plan assets, investment style, asset allocations and other third-party studies and surveys. The Company considered the plan portfolio’s asset allocation over a variety of time periods and compared them with third-party studies and reviewed performance of the capital markets in recent years and other factors and advice from various third parties, such as the pension plan’s advisors, investment managers and actuaries. While the Company considered recent performance and the historical performance of its plan assets, the Company’s assumptions are based primarily on its estimates of long-term, prospective rates of return. Differences between actual and expected asset returns are recognized in the net periodic benefit cost over the remaining service period of the active participating employees.
Plan Assets—The investment committee for the Company’s plan has adopted (and revises from time to time) investment policies with the objective of meeting and exceeding over time, the expected long-term rate of return on plan assets assumptions, weighted against a reasonable risk level and considering the appropriate liquidity levels. In connection with this objective, the investment committee retains a professional investment consultant as an advisor. Based upon the investment consultant’s advice, in 2020 and 2019 the plan’s assets were mainly invested in mutual funds, common and collective funds, corporate bonds, government bonds, private equity funds, as well as a real estate fund, in order to achieve the Company’s goals to enhance the expected returns of its investments together with their liquidity and protect the plan’s funded status.
The plan currently has the following target ranges for these asset classes as shown below. The ranges are intended to allow flexibility for allocating assets and rebalancing as needed depending on changes in market values and the investment environment. The strategy utilized is regularly reviewed by the plan’s investment committee, which may decide to make adjustments to the allocations when allocations fall outside the asset class range.

Target Ranges
Asset classes:
Cash equivalents and other	0% - 17%
Fixed income securities	45% - 100%
Equity securities	0% - 28%
The following tables set forth, by category, the Company’s pension plan assets as of December 31, 2020 and December 31, 2019, using the fair value hierarchy established under ASC Topic 820 and as described in Note 8. The fair value hierarchy in the tables excludes certain investments which are valued using Net Asset Value (“NAV”) as a practical expedient (in thousands):

	Pension Plan Assets as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Pension plan assets measured at fair value:
Cash and cash equivalents	$419	$—	$—	$419
Mutual funds	5,374	442	—	5,816
U.S. Government securities	—	3,087	—	3,087
Municipal/provincial bonds	—	296	—	296
Corporate bonds	—	13,408	—	13,408
Total pension plan assets measured at fair value	$5,793	$17,233	$—	$23,026

Pension plan assets measured at NAV as a practical expedient (1)				10,032
Total pension plan assets				$33,058

(1)    Certain common/collective trusts, investments in private equity funds and investments in real estate funds that are measured at fair value using the NAV per share practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the total value of plan assets.

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements

	Pension Plan Assets as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Pension plan assets measured at fair value:
Cash and cash equivalents	$398	$—	$—	$398
Mutual funds	4,996	457	—	5,453
U.S. Government securities	—	2,697	—	2,697
Municipal/provincial bonds	—	322	—	322
Corporate bonds	—	12,578	—	12,578
Total pension plan assets measured at fair value	$5,394	$16,054	$—	21,448

Pension plan assets measured at NAV as a practical expedient (1)				8,765
Total pension plan assets				$30,213

(1)    Certain common/collective trusts, investments in private equity funds and investments in real estate funds that are measured at fair value using the NAV per share practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the total value of plan assets.
Cash and cash equivalents are stated at cost, which approximates fair market value. Mutual funds are valued at their net asset value quoted in active markets. Common and collective funds, as well as investments in private equity funds, are valued at net asset value as reported by the fund administrator. Within mutual funds and common and collective funds, the assets are invested in a broad range of publicly traded equity securities and publicly traded debt securities ranging from domestic and international treasury issues, corporate debt securities, government agencies debt securities and mortgage-backed and asset-backed issues, in accordance with the plan’s investment policies. Corporate and government bonds are generally valued on the basis of evaluated bids furnished by a pricing service, which determines valuations for normal, institutional size-trading units of such securities using market information, transactions for comparable securities and various relationships between securities. Exchange traded funds, which are investment portfolios that hold a collection of marketable securities designed to track the performance of a specific index (like the S&P 500), are valued at the market price quoted on the particular stock exchange where they are traded. There were no transfers between levels within the three-tier fair value hierarchy in 2020 and 2019.
Contributions—The Company currently does not expect to make contributions to its funded defined benefit pension plan in 2020 due to the funded status and the December 31, 2019 plan freeze.
Expected Future Benefit Payments—The projected benefit payments for the funded qualified and unfunded non-qualified defined benefit pension plans are as follows (in thousands):

	Qualified Pension Plan	Non-qualified Pension Plans
2021	$968	$374
2022	1,090	387
2023	1,235	502
2024	1,495	511
2025	1,233	517
2026-2030	7,233	2,920
The Company also participates in certain state-sponsored defined benefit plans covering certain non-U.S. employees with total net liabilities of $3.3 million and $2.8 million as of December 31, 2020 and 2019, respectively. The primary state-sponsored plan relates to Merisant employees in Switzerland and France, which had a pension benefit obligation of $6.3 million and plan assets $3.0 million as of December 31, 2020 and a pension benefit obligation of $5.6 million and plan assets $2.8 million as of December 31, 2019. Net periodic pension cost for the period June 26, 2020 through December 31, 2020, January 1, 2020 through June 25, 2020, 2019 and 2018 was $0.2 million, $0.3 million, $0.3 million and $0.5 million, respectively.

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
Defined Contribution Pension Plans—The Company has two defined contribution 401(k) plans covering certain eligible domestic employees, as defined by the plans. The plans provide for certain employer matching contributions. The Company recorded compensation expense related to its defined contribution plans of $0.2 million for the period of June 26, 2020 to December 31, 2020, $0.3 million for each of the periods of January 1, 2020 to June 25 2020, 2019 and 2018, respectively.
NOTE 12: STOCK-BASED COMPENSATION
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
On September 30, 2020, 710,045 restricted stock units (“RSUs”) and 68,946 restricted stock awards (“RSAs”) were granted. The RSUs and RSAs are accounted for as equity awards and have a grant-date fair value equal to the fair market value of the underlying stock on the grant date. The RSUs granted to employees on September 30, 2020 cliff vest over the employee service period of approximately 14 months. The RSAs granted to non-employee board members on September 30, 2020 cliff vest over a service period of approximately 19 months. The Company accounts for forfeitures in the period incurred. Stock-based compensation expense for the year ended December 31, 2020 totaled $1.3 million.
A summary of activity and weighted average fair values related to the RSUs is as follows:

	Shares	Weighted Average Fair Value	Weighted Avg. Remaining Contractual Term (in years)
Outstanding at June 26, 2020	—	$—	—
Granted	710,045	8.34
Forfeited	(76,988)	8.34
Outstanding and nonvested at December 31, 2020	633,057	$8.34	0.88
A summary of activity and weighted average fair values related to the RSAs is as follows:

	Shares	Weighted Average Fair Value	Weighted Avg. Remaining Contractual Term (in years)
Outstanding at June 26, 2020	—	$—	—
Granted	68,946	8.34
Outstanding and nonvested at December 31, 2020	68,946	$8.34	1.33

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
As of December 31, 2020, the Company had not yet recognized compensation cost on nonvested awards as follows (in thousands):

	Unrecognized Compensation Cost	Weighted Avg. Remaining Recognition Period (in years)
Nonvested awards	$4,593	0.93
NOTE 13: STOCKHOLDERS' EQUITY
Common Stock Repurchase Plan—On September 8, 2020, the Company announced that its board of directors had authorized a stock repurchase plan of up to $20 million of shares of the Company’s common stock. The shares may be repurchased from time to time over a 12-month period expiring on September 15, 2021 (or upon the earlier completion of all purchases contemplated by the repurchase plan or the earlier termination of the repurchase plan), in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with U.S. federal securities laws. During the year ended December 31, 2020, there were no repurchases of the Company’s common stock under the stock repurchase plan.
Warrants—As of December 31, 2020, the Company had approximately 20,263,500 warrants outstanding, consisting of (i) 15,000,000 public warrants originally sold as part of the units issued Act II's initial public offering, and (ii) 5,263,500 private placement warrants that were sold by Act II to the PIPE Investors. Each warrant is exercisable for one-half of one share of our common stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The exercise price and number of common shares issuable upon exercise of the private warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the private warrants will not be adjusted for issuance of common stock at a price below its exercise price. There were no warrants exercised as of December 31, 2020.
NOTE 14: EARNINGS PER SHARE
Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Warrants issued are not considered outstanding at the date of issuance. RSUs and RSAs also are not considered outstanding until they have vested.
Diluted loss per share is calculated by dividing net loss by the weighted average shares outstanding assuming dilution. Dilutive common shares outstanding is computed using the treasury stock method and reflects the additional shares that would be outstanding if dilutive warrants were exercised and restricted stock units and restricted stock awards were settled for common shares during the period.
For the period from June 26, 2020 to December 31, 2020, 20,263,500 warrants were excluded from the calculation as these warrants were anti-dilutive.
For the period from June 26, 2020 to December 31, 2020, 633,057 RSUs and 68,946 RSAs, each weighted for the portion of the period for which they were outstanding, were excluded from the computation of diluted earnings per share as the effect was determined to be anti-dilutive.

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
The computation of basic and diluted loss per common share for the period from June 26, 2020 to December 31, 2020 is shown below (in thousands, except for share and per share data).

Successor
From June 26, 2020 to December 31, 2020
EPS numerator:
Net loss attributable to common shareholders	$(8,437)

EPS denominator:
Weighted average shares outstanding - basic	38,426,669
Effect of dilutive securities	—
Weighted average shares outstanding - diluted	38,426,669

Net loss per share:
Basic	$(0.22)
Diluted	$(0.22)
NOTE 15: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes accumulated other comprehensive income (loss) (“AOCI”), net of taxes, by component (in thousands):

	Net Currency Translation Gains (Losses)	Funded Status of Benefit Plans	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018 (Predecessor)	$4,428	$(10,375)	$(5,947)
Other comprehensive loss before reclassifications	(1,543)	1,568	25
Adoption of ASU 2018-02	—	(2,137)	(2,137)
Balance at December 31, 2019 (Predecessor)	2,885	(10,944)	(8,059)
Other comprehensive loss before reclassifications	(2,286)	—	(2,286)
Amounts reclassified from AOCI	—	318	318
Balance at June 25, 2020 (Predecessor)	599	(10,626)	(10,027)
Purchase accounting adjustments to eliminate Predecessor’s accumulated other comprehensive (loss) income	(599)	10,626	10,027
Balance at June 26, 2020 (Successor)	—	—	—
Other comprehensive income before reclassifications	7,774	856	8,630
Amounts reclassified from AOCI	—	(25)	(25)
Balance December 31, 2020 (Successor)	$7,774	$831	$8,605

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
NOTE 16: RELATED PARTY TRANSACTIONS
The Predecessor participated in MacAndrews & Forbes’ (“MacAndrews”) directors and officer’s insurance program, which covered the Predecessor along with MacAndrews and its other affiliates. The limits of coverage were available on aggregate losses to any or all of the participating companies and their respective directors and officers. For the period of January 1, 2020 to June 25, 2020 and the year ended December 31, 2019, the Predecessor reimbursed MacAndrews an immaterial amount for its allocable portion of the premiums for such coverage, which the Predecessor believed was more favorable than the premiums that it could have secured were it to secure its own coverage. The Predecessor also participated in certain other insurance programs with MacAndrews under which it paid premiums directly to the insurance broker.
In March 2018, the Predecessor entered into a revolving credit agreement with Wesco US LLC, an indirect and wholly-owned subsidiary of Merisant. This revolving credit facility, as amended, had a maturity date of January 3, 2022 and provided for maximum outstanding borrowings of up to $9.0 million. The revolving credit facility was unsecured and bore interest at 3-month LIBOR plus 4.0% and provided for periodic interest payments with all principal due upon maturity. MacAndrews had the right to accept or reject any borrowing request made by the Predecessor pursuant to the revolving credit agreement in its sole discretion. The outstanding balance on the revolving credit agreement at June 25, 2020 was $3.4 million and was forgiven by MacAndrews in connection with the Business Combination. Outstanding borrowings at December 31, 2019 were $8.4 million and the interest rate at December 31, 2019 was 5.95%. The interest expense for the period from January 1, 2020 to June 25, 2020 was approximately $0.2 million. The interest expense for the year ended December 31, 2019 and 2018 was approximately $0.5 million and $0.3 million, respectively.
In July 2020, the Company entered into an agreement with Watermill Institutional Trading LLC, a registered broker-dealer (“Watermill”), to act as one of the Company’s financial advisors for a 12-month period commencing July 22, 2020 for total consideration of $0.9 million, of which $0.4 million was expensed during the period from June 26, 2020 to December 31, 2020. Additionally, under the terms of the agreement, the Company incurred additional expense of $0.8 million related to services provided by Watermill in connection with the acquisition of Swerve. A former director of Act II is a registered representative of Watermill and is providing services directly to the Company under the agreement.
NOTE 17: BUSINESS SEGMENTS
The Company has two reportable segments: Branded CPG and Flavors & Ingredients. The Company does not present assets by reportable segments as they are not reviewed by the Chief Operating Decision Maker for purposes of assessing segment performance and allocating resources.
The following table presents selected financial information relating to the Company’s business segments (in thousands):

	(Successor)	(Predecessor)
	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Product revenues, net
Branded CPG	$96,857	$80,749	$165,863	$173,759
Flavors & Ingredients	50,311	47,579	106,260	117,206
Total product revenues, net	$147,168	$128,328	$272,123	$290,965

Operating income (loss)
Branded CPG	$(3,461)	$(14,463)	$10,280	$8,283
Flavors & Ingredients	(2,645)	(23,718)	19,396	19,469
Total operating (loss) income	$(6,106)	$(38,181)	$29,676	$27,752

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
The following table presents geographic information based upon revenues of the Company’s major geographic markets (in thousands):

	(Successor)	(Predecessor)
	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
North America	$63,386	$54,253	$104,788	$103,803
Europe, Middle East and Africa	52,348	46,479	105,546	119,456
Asia-Pacific	24,606	21,090	47,695	48,889
Latin America	6,828	6,506	14,094	18,817
Total product revenues, net	$147,168	$128,328	$272,123	$290,965
The Company has a large and diverse customer base, which includes numerous customers located in foreign countries. No single unaffiliated customer accounted for more than 10% of total sales in any year during the past two years. With the exception of the United States and France, no one country represented more than 10% of the Company’s net sales.
The Company has an exclusive supply contract to purchase the output of licorice extract and certain licorice derivatives from a manufacturer with facilities in Uzbekistan. For the year ended December 31, 2020, the Company’s purchases from this supplier totaled approximately $11.5 million, representing 31% of the Company’s licorice raw materials purchases for the year.
Long-lived assets are as follows (in thousands):

	(Successor)	(Predecessor)
	Year Ended December 31, 2020	Year Ended December 31, 2019
Long-Lived Assets*
United States	$14,798	$7,787
China	14,207	5,296
Czech Republic	6,070	3,278
France	11,076	3,144
Other Foreign Countries	1,134	835
Total	$47,285	$20,340
*Long-lived assets consist of property, plant and equipment, net.
NOTE 18: SUBSEQUENT EVENTS
On December 17, 2020, the Company entered into a stock purchase agreement (the “Wholesome Purchase Agreement”) with WSO Investments, Inc. (“WSO Investments” and together with its subsidiaries “Wholesome” and affiliates). WSO Investments is the direct parent of its wholly-owned subsidiary Wholesome Sweeteners, Incorporated, which was formed to import, market, distribute, and sell organic sugars, unrefined specialty sugars, and related products.
On February 5, 2021, pursuant to the terms of the Wholesome Purchase Agreement, (i) the Company (acting through its direct wholly-owned subsidiary, Project Taste Intermediate LLC, as its designee) purchased and acquired all of the issued and outstanding shares of capital stock for an initial cash purchase price of $180 million plus up to an additional $55 million (the “Earn-Out Amount”) upon the satisfaction of certain post-closing financial metrics. Subject to the terms and conditions of the Wholesome Purchase Agreement payment of the Earn-Out Amount, in whole or in part, is subject to Wholesome achieving certain EBITDA thresholds at or above approximately $30 million during the period beginning August 29, 2020, and ending December 31, 2021. A portion of the Earn-Out Amount (up to $27.5 million) may be paid, at the Company’s election, in freely tradeable, registered shares of Company common stock.

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
In connection with the closing of the Wholesome Transaction, on February 5, 2021, the Company and certain of its subsidiaries entered into an amendment and restatement agreement (the “Amendment Agreement”) with Toronto Dominion (Texas) LLC, which amended and restated its existing senior secured loan agreement dated as of June 25, 2020.
The Amended and Restated Credit Agreement provides for senior secured financing consisting of the following credit facilities: (a) a senior secured term loan facility in the aggregate principal amount of $375 million (the “Term Loan Facility”); and (b) a revolving credit facility in an aggregate principal amount of up to $75 million (the “Revolving Facility,” and together with the Term Loan Facility, the “Credit Facilities”). The Revolving Facility has a $15 million sub-facility for the issuance of letters of credit and a $15 million sublimit for swing line loans. The Company used the proceeds under the Term Loan Facility to (i) repay and refinance existing indebtedness of WSO Investments; (ii) pay the cash consideration for the Wholesome Transaction; (iii) repay and refinance outstanding borrowings under the Existing Credit Agreement; and (iv) pay fees and expenses incurred in connection with the foregoing. The proceeds of the Revolving Facility can be used to finance working capital needs, for general corporate purposes, and for working capital adjustments payable under the Wholesome Purchase Agreement.
Loans outstanding under the Credit Facilities will accrue interest at a rate per annum equal to (i) with respect to the Revolving Facility and letters of credit, (A) 2.75%, in the case of base rate advances, and (B) 3.75% in the case of LIBOR advances, and (ii) with respect to the Term Loan Facility, (A) 3.50%, in the case of base rate advances, and (B) 4.50% in the case of LIBOR advances, with a LIBOR floor of 1.00% with respect to the Term Loan Facility, and 0.00% with respect to Revolving Facility and letters of credit, and base rate based on the highest of the prime rate, the federal funds rate plus 0.50%, LIBOR for a one-month interest period plus 1.00%, and with respect to the Revolving Facility and letters of credit, 0.00%, or with respect to the Term Loan Facility, 2.0%, and undrawn amounts under the Revolving Facility will accrue a commitment fee at a rate per annum equal to 0.50% on the average daily undrawn portion of the commitments thereunder.
The obligations under the Credit Facilities are guaranteed by certain direct or indirect wholly-owned domestic subsidiaries of the Company, other than certain excluded subsidiaries, including, but not limited to, immaterial subsidiaries and foreign subsidiaries. The Credit Facilities are secured by substantially all of the personal property of the Company and the guarantor subsidiaries (in each case, subject to certain exclusions and qualifications).
The Credit Facilities require the Company to make certain mandatory prepayments, with (i) 100% of net cash proceeds of all non-ordinary course asset sales or other dispositions of property in excess of $5 million in any fiscal year, subject to the ability to reinvest such proceeds and certain other exceptions, (ii) 100% of the net cash proceeds of any debt incurrence, other than debt permitted under the definitive agreements (but excluding debt incurred to refinance the Credit Facilities) and (iii) 50% of “Excess Cash Flow,” as defined in the Amended and Restated Credit Agreement, with a reduction to 25% if the total net leverage ratio for the fiscal year is less than or equal to 3.50 to 1.00 but greater than 3.00 to 1.00, and a reduction to 0% if the total net leverage ratio for the fiscal year is less than or equal to 3.00 to 1.00. The Company also is required to make quarterly amortization payments equal to 0.25% per annum of the original principal amount of the Term Loan Facility (subject to reductions by optional and mandatory prepayments of the loans).

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
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
During the year ended December 31, 2020, we completed the Business Combination and the internal controls of Merisant and MAFCO became our internal controls. We are engaged in the process of the design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations subsequent to the Business Combination.

Management’s Report on Internal Controls over Financial Reporting
Management is responsible for designing, implementing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act. Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.
As discussed elsewhere in this Annual Report on Form 10-K, we completed the Business Combination on June 25, 2020. Prior to the Business Combination, we were a special purpose acquisition company, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. Additionally, Merisant and MAFCO were private companies and therefore, their controls were not required to be designed or maintained in accordance with Rules 13a-15 and 15d-15 under the Exchange Act. The design and implementation of internal control over financial reporting for the Company post-Business Combination has required and will continue to require, significant time and resources from management and other personnel. Because of this, the design and ongoing development of our framework for implementation and evaluation of internal control over financial reporting is in its preliminary stages. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our internal control over financial reporting as of December 31, 2020. Accordingly, this Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting as allowed pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations.

As discussed in this Annual Report on Form 10-K, this Annual Report on Form 10-K also does not include an attestation report of our independent registered public accounting firm pursuant to an exemption made available to us as an emerging growth company.
Item 9B.    Other Information.
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
We will provide information that is responsive to this Item 10 in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2020. Such information is incorporated into this Item 10 by reference.
Item 11.    Executive Compensation.
We will provide information that is responsive to this Item 11 in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2020. Such information is incorporated into this Item 11 by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
We will provide information that is responsive to this Item 12 in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2020. Such information is incorporated into this Item 12 by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
We will provide information that is responsive to this Item 13 in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2020. Such information is incorporated into this Item 13 by reference.
Item 14.    Principal Accounting Fees and Services.
We will provide information that is responsive to this Item 14 in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2020. Such information is incorporated into this Item 14 by reference.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.
a)The following documents are filed as part of this report:
(1)Financial Statements
All financial statements of the Company as set forth under Item 8 of this Annual Report on Form 10-K.
(2)Financial Statement Schedules
All schedules are omitted because they are either not applicable or the required information is disclosed in our audited consolidated and combined financial statements or the accompanying notes.
(3)Exhibits
The following exhibits are either attached or incorporated herein by reference to another filing with the U.S. Securities and Exchange Commission.

Exhibit No.	Description
2.1†
Purchase Agreement dated as of December 19, 2019, by and among Act II Global Acquisition Corp., Flavors Holdings Inc., MW Holdings I LLC, MW Holdings III LLC and Mafco Foreign Holdings, Inc. (incorporated by reference to Exhibit 2.1 of Act II’s Current Report on Form 8-K, filed with the SEC on December 23, 2019).

2.2†
Amendment No. 1 to Purchase Agreement dated as of February 12, 2020 by and among Act II Global Acquisition Corp., Flavors Holdings Inc., MW Holdings I LLC, MW Holdings III LLC and Mafco Foreign Holdings, Inc. (incorporated by reference to Exhibit 2.1 of Act II’s Current Report on Form 8-K, filed with the SEC on February 13, 2020).

2.3†
Amendment No. 2 to Purchase Agreement dated as of May 8, 2020, by and among Act II Global Acquisition Corp., Project Taste Intermediate LLC, Flavors Holdings Inc., MW Holdings I LLC, MW Holdings III LLC and Mafco Foreign Holdings, Inc. (incorporated by reference to Exhibit 2.1 of Act II’s Current Report on Form 8-K, filed with the SEC on May 11, 2020).

2.4†
Amendment No. 3 to Purchase Agreement dated as of June 15, 2020, by and among Act II Global Acquisition Corp., Project Taste Intermediate LLC, Flavors Holdings Inc., MW Holdings I LLC, MW Holdings III LLC and Mafco Foreign Holdings, Inc. (incorporated by reference to Exhibit 2.1 of Act II’s Current Report on Form 8-K, filed with the SEC on June 16, 2020).

2.5#†
Equity Purchase Agreement, dated as of November 10, 2020, by and among Whole Earth Brands, Inc., RF Development, LLC, Swerve, L.L.C., and Swerve IP, L.L.C. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2020).

2.6#†
Stock Purchase Agreement dated as of December 17, 2020, by and among Whole Earth Brands, Inc., WSO Investments, Inc., WSO Holdings, LP, Edwards Billington and Son, Limited and WSO Holdings, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on December 17, 2020).

3.1	Certificate of Incorporation of Whole Earth Brands, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2020).
3.2	Bylaws of Whole Earth Brands, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2020).
3.3	Certificate of Domestication of Act II (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2020).
4.1	Specimen Common Stock Certificate of Whole Earth Brands, Inc. (incorporated by reference to Exhibit 4.5 of Act II’s Form S-4, filed with the SEC on May 11, 2020).
4.2
Amended and Restated Warrant Agreement dated as of June 25, 2020, by and between Whole Earth Brands, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2020).

4.3*	Description of the Registered Securities.
10.1
Sponsor Support Agreement dated as of December 19, 2019, by and among Act II Global LLC, Act II Global Acquisition Corp., Flavors Holdings Inc., MW Holdings I LLC, MW Holdings III LLC and Mafco Foreign Holdings, Inc. (incorporated by reference to Exhibit 10.1 of Act II’s Current Report on Form 8-K, filed with the SEC on December 23, 2019).

10.2
Amendment No. 1 to Sponsor Support Agreement dated as of February 12, 2020, by and among Act II Global LLC, Act II Global Acquisition Corp., Flavors Holdings Inc., MW Holdings I LLC, MW Holdings III LLC and Mafco Foreign Holdings, Inc. (incorporated by reference to Exhibit 10.1 of Act II’s Current Report on Form 8-K, filed with the SEC on February 13, 2020).

10.3
Amendment No. 2 to Sponsor Support Agreement dated as of June 15, by and among Act II Global LLC, Act II Global Acquisition Corp., Flavors Holdings Inc., MW Holdings I LLC, MW Holdings III LLC and Mafco Foreign Holdings, Inc. (incorporated by reference to Exhibit 10.1 of Act II’s Current Report on Form 8-K, filed with the SEC on June 16, 2020).

10.4#‡
Amendment and Restatement Agreement dated as of February 5, 2021, by and among Whole Earth Brands, Inc., certain domestic subsidiaries thereto, Toronto-Dominion (Texas) LLC, as administrative agent thereunder, and certain lenders signatory thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 8, 2021).

10.5
Form of Subscription Agreement by and between Act II Global Acquisition Corp. and the subscribers signatory thereto (incorporated by reference to Exhibit 10.3 of Act II’s Current Report on Form 8-K, filed with the SEC on February 13, 2020).

10.6
Registration Rights Agreement dated April 25, 2019, among Act II Global Acquisition Corp., Act II Global LLC and certain other security holders named therein (incorporated by reference to Exhibit 10.4 to Act II’s Current Report on Form 8-K, filed with the SEC on May 1, 2019).

10.7
Escrow Agreement dated as of June 25, 2020, by and among Act II Sponsor LLC, Whole Earth Brands, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2020).

10.8+	Whole Earth Brands, Inc. 2020 Long-Term Incentive Award Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2020).
10.9+	Form of Indemnity Agreement, between Whole Earth Brands, Inc. and its directors and officers (incorporated by reference to Exhibit 10.11 of Act II’s Form S-4/A, filed with the SEC on May 11, 2020).
10.10+
Letter Agreement dated November 16, 2019, by and among Merisant Company, Flavors Holdings Inc. and Andy Rusie (incorporated by reference to Exhibit 10.13 of Act II’s S-4/A, filed with the SEC on April 10, 2020).

10.11+
Offer Letter, dated as of January 25, 2016, by and between Merisant Company 2 SARL and Albert Manzone (incorporated by reference to Exhibit 10.14 of Act II’s Form S-4, filed with the SEC on April 10, 2020).

10.12+
Amendment to Offer Letter dated as of July 1, 2017, by and between Merisant Company 2 SARL and Albert Manzone (incorporated by reference to Exhibit 10.15 of Act II’s Form S-4/A, filed with the SEC on April 10, 2020).

10.13+
2018 Amendment to Offer Letter dated as of November 4, 2018, by and between Merisant Company 2 SARL and Albert Manzone (incorporated by reference to Exhibit 10.16 of Act II’s Form S-4/A, filed with the SEC on April 10, 2020).

10.14+
3rd Amendment to Offer Letter dated as of June 10, 2019, by and between Merisant Company 2 SARL and Albert Manzone (incorporated by reference to Exhibit 10.17 of Act II’s Form S-4/A, filed with the SEC on April 10, 2020).

10.15+
4th Amendment to Offer Letter dated as of July 23, 2019, by and between Merisant Company 2 SARL and Albert Manzone (incorporated by reference to Exhibit 10.18 of Act II’s Form S-4/A, filed with the SEC on April 10, 2020).

10.16+
5th Amendment to Offer Letter dated as of September 9, 2019, by and between Merisant Company 2 SARL and Albert Manzone (incorporated by reference to Exhibit 10.19 of Act II’s Form S-4/A, filed with the SEC on April 10, 2020).

10.17+
Executive Employment Agreement dated as of January 1, 2014, by and between MacAndrews & Forbes Holdings Inc. and Lucas Bailey (incorporated by reference to Exhibit 10.20 of Act II’s Form S-4/A, filed with the SEC on April 10, 2020).

10.18+
First Amendment to Executive Employment Agreement dated as of May 13, 2015, by and between Mafco Worldwide Corporation and Lucas Bailey (incorporated by reference to Exhibit 10.21 of Act II’s Form S-4/A, filed with the SEC on April 10, 2020).

10.19+
Second Amendment to Executive Employment Agreement dated as of February 11, 2017, by and between Mafco Worldwide Corporation and Lucas Bailey (incorporated by reference to Exhibit 10.22 of Act II’s Form S-4/A, filed with the SEC on April 10, 2020).

10.20+
Fourth Amendment to Executive Employment Agreement dated as of May 8, 2018, by and between Mafco Worldwide LLC and Lucas Bailey (incorporated by reference to Exhibit 10.23 of Act II’s Form S-4/A, filed with the SEC on April 10, 2020).

10.21+
Fifth Amendment to Executive Employment Agreement dated as of December 19, 2019, by and between Mafco Worldwide Corporation and Lucas Bailey (incorporated by reference to Exhibit 10.24 of Act II’s Form S-4/A, filed with the SEC on April 10, 2020).

10.22
Letter Agreement dated April 25, 2019, among Act II Global Acquisition Corp., Act II Global LLC and certain other individuals signatory thereto (incorporated by reference to Exhibit 10.1 to Act II’s Current Report on Form 8-K, filed with the SEC on May 1, 2019).

10.23+	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2020).
10.24+	Form of Restricted Stock Unit Agreement for Non-U.S. Participants (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 6, 2020).
10.25+	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 6, 2020).
10.26+	Form of Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 6, 2020).
10.27+	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 6, 2020).
10.28*+	Flavors Holdings Inc. 2019 Long-Term Incentive Plan.
21.1*	List of Subsidiaries.
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm of the Company.
31.1*	Certification of Principal Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	The cover page for the Company’s Annual Report on Form 10-K has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
+	Indicates a management or compensatory plan
†	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.
#
Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.

‡	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item 601(b)(10).
Item 16.    Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2021.

WHOLE EARTH BRANDS, INC.
By:	/s/ Albert Manzone
Name:	Albert Manzone
Title:	Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Albert Manzone	Chief Executive Officer and Director	March 16, 2021
Albert Manzone	(Principal Executive Officer)

/s/ Andrew Rusie	Chief Financial Officer	March 16, 2021
Andrew Rusie	(Principal Financial Officer and Principal Accounting Officer)

/s/ Irwin D. Simon	Executive Chairman of the Board of Directors	March 16, 2021
Irwin D. Simon

/s/ Anuraag Agarwal	Director	March 16, 2021
Anuraag Agarwal

/s/ Steven M. Cohen	Director	March 16, 2021
Steven M. Cohen

/s/ Denise Faltischek	Director	March 16, 2021
Denise Faltischek

/s/ Ira J. Lamel	Director	March 16, 2021
Ira J. Lamel

/s/ John M. McMillin	Director	March 16, 2021
John M. McMillin