Form 10-K/A
period 2020-12-31
Whole Earth Brands, Inc.
filed 2021-04-30
CIK 1753706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends Whole Earth Brands, Inc.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2021 (the “Original Filing”).

This Amendment No. 1 is being filed for the purpose of providing the information required by Items 10 through 14 of Part III of the Annual Report on Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to the Annual Report on Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after December 31, 2020. The Company is filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Original Filing.

Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment No. 1 as Exhibits 31.1 and 31.2. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certificate required under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

Except as described above or as otherwise expressly provided by the terms of this Amendment No. 1, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment No. 1 continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K. Capitalized terms used herein and not otherwise defined are defined as set forth in the Original Filing.

i

Unless otherwise stated in this report, or the context otherwise requires, references to: “Whole Earth Brands,” the “Company,” “we,” or “our” refer to (i) Merisant Company (collectively with its subsidiaries, “Merisant”) and Mafco Worldwide LLC (collectively with its subsidiaries and affiliates, “MAFCO”) prior to the consummation of the indirect acquisition of Merisant and MAFCO (the “Business Combination”), and (ii) Whole Earth Brands, Inc. and its subsidiaries after the consummation of the Business Combination. Certain figures have been rounded for ease of presentation and may not sum due to rounding.

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

For the fiscal year ended December 31, 2020, our directors and named executive officers were as follows:

Name	Age	Position
Irwin D. Simon	62	Executive Chairman of the Board of Directors
Albert Manzone	57	Chief Executive Officer, Director
Anuraag Agarwal	46	Director
Steven M. Cohen	57	Director
Denise M. Faltischek	48	Director
Ira J. Lamel	73	Director
John M. McMillin	67	Director
Andrew “Andy” Rusie	47	Chief Financial Officer
Luke Bailey*	40	President of Flavors & Ingredients

* Mr. Bailey resigned from the Company effective December 4, 2020.

Director Biographies

Irwin D. Simon has served as Executive Chairman of the Company since June 2020 and previously served as Executive Chairman of Act II Global Acquisition Corp. from December 2018 until June 2020. Mr. Simon has more than 30 years of business experience in many domestic and international leadership and operating roles. Mr. Simon founded The Hain Celestial Group, Inc. (NASDAQ: HAIN) in 1993, which went on to become a leading organic and natural products company with a mission to be the leading marketer, manufacturer and seller of organic and natural, better-for-you products, committed to growing sustainably while continuing to implement environmentally sound business practices and manufacturing processes. He led Hain Celestial for more than 25 years and grew the business with operations in North America, Europe, Asia and the Middle East, as President, Chief Executive Officer and Chairman until November 2018 and as a Director until December 2018. Prior to Hain Celestial, Mr. Simon was employed in various marketing and sales positions at Slim-Fast Foods Company, a dietary supplement foods company, and The Häagen-Dazs Company, a frozen dessert company, which became a division of Grand Metropolitan, a multi-national luxury brands company, where his responsibilities included managing the franchisee system and company-owned retail stores. In the last five years, he has also served as Chief Executive Officer and Chairman of the Board of Aphria Inc. (Nasdaq: APHA and TSX: APHA), a global cannabis company, Presiding Director at MDC Partners Inc., a provider of marketing, activation and communications solutions and services, a Director of Barnes & Noble, Inc. (NYSE:BKS), a large retail bookseller and (until 2018) as a Director of Chop’t Creative Salad Company, a fast-casual dining company. Previously, he served as a Director of Jarden Corporation, a consumer products company, until its merger with Newell Rubbermaid Inc.

Mr. Simon’s qualifications to serve on our Board include his demonstrated record of innovation, achievement and leadership. Mr. Simon brings to the Board more than 30 years of extensive experience in the global consumer packaged goods industry including brand marketing, commerce, operations and mergers, acquisitions and divestitures. Mr. Simon provides the Board with unique perspectives and invaluable, in-depth knowledge of the industry, including strategic growth opportunities, personnel, relationships with key customers and suppliers around the world, competitive positioning, history, culture, and all other aspects of its operations. Further, Mr. Simon’s prior employment experience and directorships bring him valuable insight into the global consumer packaged goods and educational industries, as well as the marketing and communications industry, including advertising, public relations branding, digital, social and event marketing and consumer insights.

Albert Manzone has served as Chief Executive Officer and Board Director of the Company since June 2020. Mr. Manzone brings to his role a high level of strategic acuity, operational know-how, and a global mindset with over 30 years of accomplishments in the consumer products industry, as well as McKinsey & Company. Before leading the Company as CEO, Mr. Manzone served the company for four years as Chief Executive Officer of its subsidiary, Flavors Holdings Inc. His decorated career also includes serving as President, Europe at Oettinger Davidoff AG.; President of Consumer Health, Southeast Europe at Novartis; President, Europe at W.M. Wrigley Jr. Company; and over a decade in global executive leadership roles at PepsiCo in North America and International, including President, PepsiCo Shelf Stable Juices North America. Mr. Manzone has a long history of giving back to the communities that have contributed to his success, and he serves as Trustee of the Northwestern University Board and President-Elect of the Northwestern Alumni Association. He is also the Director of the Prince Albert II of Monaco Foundation for the Environment, and Director of Monaco Digital in Monaco on behalf of the Principality of Monaco.

Mr. Manzone's qualifications to serve on our Board include his executive leadership in the consumer products industry as well as experience at the global consulting firm, McKinsey & Company. Mr. Manzone brings to the Board over a decade in global executive leadership roles at prominent multi-national companies. Mr. Manzone also has extensive expertise in business strategy and in international business.

Anuraag Agarwal has served as a Director of the Company since June 2020 and previously served as a Director of Act II Global Acquisition Corp. from April 2019 until June 2020. Until July 2020, Mr. Agarwal was Group Head of Business Development, Strategy and Mergers & Acquisitions at Future Group, a consumer-oriented conglomerate with interests in retail, consumer brands, food parks, manufacturing, logistics, data sciences, media, insurance and financial services, whose few public limited companies are listed on the National Stock Exchange and Bombay Stock Exchange in India. Mr. Agarwal has been actively involved in structuring, and overseeing Future Group’s international joint ventures, partnerships and alliances and is a member of the board of directors of some of its existing and former joint ventures and alliances, including those with The Migros Group in Switzerland, Hain Celestial, 7-Eleven, Inc. and Staples, Inc. in the United States, Fonterra Co-operative Group Limited in New Zealand and Clarks in the United Kingdom. He has also helped spearhead, directly and through board participation, various investment transactions of Future Group in the consumer and digital space. Additionally, since 2017, Mr. Agarwal has been the interim Chief Executive Officer of Amar Chitra Katha Private Limited, an Indian comic book company. Prior to joining Future Group in 2012, Mr. Agarwal was an investment banker focusing primarily on mergers and acquisitions, restructuring, private placements and principal investments, initially at Donaldson Lufkin and Jenrette and then for more than ten years at Berenson & Company, a boutique investment bank. During this time, he was actively involved in executing transactions of a variety of sizes across a wide range of industries including consumer goods, financial services, infrastructure, manufacturing, media, retail, utilities, and technology.

Mr. Agarwal’s qualifications to serve on our Board include his expertise in forming strategy and implementing strategic initiatives, merchant banking, including mergers, sales, acquisitions, recapitalizations and leveraged buyouts, and extensive experience in media, manufacturing, consumer goods, industrial, retail, financial services, utilities, BPO and technology. Mr. Agarwal also has extensive expertise in governance, legal and operating frameworks of international business.

Steven M. Cohen has served as a Director of the Company since June 2020. Mr. Cohen previously served as Chief Administrative Officer and General Counsel of MacAndrews & Forbes Incorporated where he oversaw all legal and compliance matters. He also served as Secretary to New York Governor Andrew M. Cuomo, in addition to serving as Counselor and Chief of Staff in the Office of the New York Attorney General under Attorney General Cuomo. In private practice, Mr. Cohen has represented a wide array of corporations and individuals in complex commercial, criminal, and regulatory matters. He previously served as the Chief of the Violent Gangs Unit in the U.S. Attorney’s Office for the Southern District of New York. Mr. Cohen received his B.A. from New York University and his J.D. from the University of Pennsylvania Law School. He is a member of the New York University Board of Trustees and University of Pennsylvania Law School Board of Advisors. He currently serves as the NY Trustee of the Gateway Development Corporation and previously served as the Vice Chairman of the Port Authority of NY & NJ.

Mr. Cohen’s qualifications to serve on our Board include his expertise in legal, compliance, business strategy, and human resources. Mr. Cohen has a wide array experience in complex commercial, criminal, and regulatory matters. Mr. Cohen also has extensive experience in executive leadership matters.

Denise M. Faltischek has served as a Director of the Company since June 2020. She has served as Chief Strategy Officer of Aphria Inc. (Nasdaq: APHA, TSX: APHA), a leading global cannabis company, since September 2019 and has more than 15 years of leadership and operational experience in consumer-packaged goods businesses. As Chief Strategy Officer of Aphria, she collaborates with the CEO on the company’s global strategy and oversees the medical and international businesses. From July 2005 until August 2019, Ms. Faltischek served in numerous roles of increasing responsibility within The Hain Celestial Group, Inc. (Nasdaq: HAIN), a leading organic and natural products company with operations in North America, Europe, Asia and the Middle East. Prior to her role as Executive Vice President and Chief Strategy Officer, Corporate Secretary of Hain, she served as Executive Vice President and General Counsel, Chief Compliance Officer from November 2013 to April 2018; Senior Vice President and General Counsel from October 2010 to November 2013; General Counsel from October 2009 to October 2010; Senior Associate General Counsel from April 2009 to October 2009; and Associate General Counsel from July 2005 until April 2009. Prior to her employment with Hain, she was with the law firm of Ruskin Moscou Faltischek, P.C., where she practiced corporate and securities law.

Ms. Faltischek’s qualifications to serve on our Board include her expertise in legal, business strategy, finance, management and manufacturing. Ms. Faltischek has extensive experience in the consumer packaged goods industry, including developing, implementing, communicating and sustaining corporate strategic initiatives, as well as overseeing M&A, divestitures and strategic transactions. Ms. Faltischek also has experience in corporate governance, quality assurance, regulatory, customer care, environmental, social and governance matters, and sustainability functions of a publicly-traded company.

Ira J. Lamel, CPA, has served as a Director of the Company since June 2020 and previously served as Act II Global Acquisition Corp’s Chief Financial Officer from December 2018 until June 2020. Mr. Lamel has over 40 years of experience in finance and accounting. He currently serves as a Director of Novanta Inc. (Nasdaq: NOVT), a leading global supplier of core technology solutions for medical and advanced industrial original equipment manufacturers. Mr. Lamel was Senior Advisor to the Chief Executive Officer of Hain Celestial from 2013 to 2014 and Executive Vice President and Chief Financial Officer of Hain Celestial from 2001 to 2013. Previously, Mr. Lamel was an audit partner in the New York area practice of E&Y. He retired from E&Y after a 29-year career.

Mr. Lamel’s qualifications to serve on our Board, include his experience in finance, accounting and management experience leading complex organizations. Mr. Lamel has expertise in building strong leadership teams and developing international markets. Mr. Lamel also has proven ability to execute successful business strategies and drive operational excellence.

John M. McMillin has served as a Director of the Company since June 2020 and previously served as a Director of Act II Global Acquisition Corp. from April 2019 until June 2020. Mr. McMillin is a Limited Partner (Retired) with Lord, Abbett & Co., LLC, an independent, privately-held money management firm including mutual funds, institutional and managed accounts, a position he has held since October 2018. From 2011 to 2018, Mr. McMillin was a Partner with Lord, Abbett & Co, LLC, conducting equity research covering approximately 70 large and mid-cap companies in the consumer staples sector in the United States. Previously, between 2007 and 2011, Mr. McMillin was an Equity Research Analyst with Lord, Abbett & Co. LLC. Mr. McMillin was also Managing Director and Senior Food Analyst at Prudential Equity Group and Prudential Securities from 1985 to 2007, where he was inducted into The Wall Street Journal “Best on the Street” Stock Picking Hall of Fame in 1996. His prior securities industry experience included from 1980 to 1985, working at Mabon Nugent, from 1978 to 1980, working at Philips, Appel & Walden and from 1977to 1978, working at Sterling Grace & Co. Mr. McMillin received his Chartered Financial Analyst certification in 1983.

Mr. McMillin's qualifications to serve on the Board include his extensive experience in the consumer products industry. Mr. McMillin has over 35 years of experience as equity analysis following consumer products companies. Mr. McMillin also has extensive investment experience and background in the consumer staples sector.

Executive Officers Biographies

Albert Manzone – see, “Director Biographies” above.

Andrew “Andy” Rusie has served as our Chief Financial Officer since the closing of the Business Combination in June 2020. Prior to joining us, Mr. Rusie served as the Chief Financial Officers of Flavors Holdings Inc. and Merisant US, Inc. as Chief Financial Officer beginning in December 2019. Mr. Rusie previously served as VP Corporate Finance & Strategy at Mauser Packaging Solutions, an operating division of Stone Canyon Industries Holdings LLC. Prior to Mauser, Mr. Rusie held multiple leadership roles at Mead Johnson Nutrition, a global leader in infant nutrition, and its successor entities between 2003 to 2017 serving in a number of finance leadership roles across China, Latin America, Southeast Asia and Europe during his tenure. In 2017, Mr. Rusie led the global, cross-functional integration associated with Reckitt Benckiser’s $17B acquisition of Mead Johnson Nutrition and was named the global Chief Financial Officer of the Mead Johnson business unit after the integration. Mr. Rusie worked for Ernst & Young LLP as a Senior Auditor from 1996 to 2001. Mr. Rusie has served as a Board Member to the American Chamber of Commerce South China since 2013. He holds an M.B.A. from Indiana University and an undergraduate degree from Miami University (OH). Andy obtained his U.S. CPA license in 1996.

Luke Bailey was the President of the Company’s Ingredients segment upon the closing of the Business Combination. Previously. Mr. Bailey served as President of MAFCO and had 15 years’ experience in operational, financial, and strategic planning, and analysis roles. Mr. Bailey resigned from his position on December 4, 2020.

Corporate Governance

Our Board believes that good corporate governance is fundamental to the overall success of our business. To that end, our Board evaluates our corporate governance practices in light of applicable changes in Delaware law, the rules and listing standards of the Nasdaq, the rules and regulations of the SEC, and the rules and regulations under the Internal Revenue Code of 1986, as amended (the “Code”), as well as best practices suggested by recognized governance authorities, and makes modifications to our corporate governance practices that it determines are warranted.

To guide the operation and direction of the Board and its committees, our Board has established charters for its standing committees and our Code of Ethics to reflect our commitment to good corporate governance and to comply with Delaware law, the rules and listing standards of the Nasdaq, the rules and regulations of the SEC and other legal requirements. These materials are available on our website – https://investor.wholeearthbrands.com/corporate-governance/governance-documents.

These materials are also available in print free of charge to stockholders, upon written request to Whole Earth Brands, Inc., Investor Relations, 125 S. Wacker Drive, Suite 3150, Chicago, Illinois 60606.

Director Independence

Nasdaq listing standards require that a majority of our Board be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of our Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board conducts an annual assessment of the independence of each member of our Board, taking into consideration all relationships between the Company and/or our officers, on the one hand, and each director on the other, including the director’s commercial, economic, charitable and family relationships, and such other criteria as our Board may determine from time to time.

The Board monitors its compliance with Nasdaq requirements for director independence on an ongoing basis, including through an annual review of director questionnaires and consideration of transactions and relationships between each director or any member of his or her immediate family and the Company as well as other relevant facts and circumstances. The Board and the Nominating and Corporate Governance Committee considered the directors’ responses to a questionnaire asking about their relationships with the Company (and their immediate family members’ relationships with the Company) and other potential conflicts of interest, as well as material provided by management related to transactions, relationships or arrangements between the Company and the directors or parties related to the directors.

Our Board has determined that each of Steven M. Cohen, Denise M. Faltischek, Ira J. Lamel, John M. McMillin, and Anuraag Agarwal qualifies as “independent” as defined under the applicable Nasdaq rules.

Risk Oversight

Our Board oversees an enterprise-wide approach to risk management, designed to support the achievement of our strategic and organizational objectives, to improve long-term organizational performance and to enhance stockholder value. A fundamental part of risk oversight is to understand the individual risks our Company faces, the steps management is taking to manage those risks, including the framework used by management for the coordinated oversight, control and continuous improvement of processes used to manage risk, and to assess management’s appetite for risk. It is management’s responsibility to manage risk and bring to the Board’s attention material risks facing our Company. Our Board receives regular reports from management on matters relating to strategic and operational initiatives, financial performance and legal developments, which are each integrated with enterprise-risk exposures.

While the Board has the ultimate responsibility for risk oversight, each committee of the Board also oversees risk to the extent that it relates to the committee’s responsibilities, as outlined below. Each committee makes reports in its respective area of responsibility to the Board as needed:

•	The Audit Committee focuses on financial risk, including internal controls, legal and regulatory risks, as well as compliance risks of a financial nature. It also assists the Board in fulfilling its oversight responsibility with respect to compliance risks of a non-financial nature.

•	The Compensation Committee evaluates and sets compensation programs that encourage decision-making predicated upon a level of risk consistent with our business strategy. As needed, the Compensation Committee reviews compensation and benefit plans affecting employees in addition to those applicable to executive officers.

•	The Nominating and Corporate Governance Committee oversees governance risk, and evaluates director skills and qualifications to ensure the appropriate appointment of particular directors to our standing committees based upon the needs of that committee.

Given the Board’s role in risk oversight, it believes that any leadership structure that it adopts must allow it to effectively oversee the management of the risks relating to our operations. Our Board believes our current leadership structure will enable it to manage such risks effectively.

Communications with the Board

Stockholders and other interested parties who wish to communicate directly with any member of our Board, or our non-management directors as a group, may do so by writing to the Board or Non-Management Directors, Whole Earth Brands, Inc., c/o General Counsel, 125 S. Wacker Drive, Suite 3150, Chicago, Illinois 60606.

The Board values the input of the stockholders who engaged with us on these important matters, and believes that the changes enhance stockholder rights, provide increased accountability of the Company and our Board to our stockholders, and give us an opportunity to further demonstrate our values and commitment to advancing diversity, equity and inclusion.

Meetings and Board Committees

Board Meetings and Director Attendance

The Board met six times in 2020. In 2020, each incumbent director attended at least 75% of the aggregate of (1) the total number of meetings of our Board (held during the period for which he or she has been a director) and (2) the total number of meetings of all committees of our Board on which the director served (during the periods that he or she served).

Directors are expected to prepare for and use reasonable efforts to participate in all Board meetings and meetings of the committees on which they serve. The Board and each committee will meet as frequently as necessary to properly discharge their responsibilities, provided that the full Board will meet at least four times per year. In addition, directors are expected to use reasonable efforts to attend the Annual Meeting of Stockholders. This is our first annual meeting and we expect all our directors will be able to attend.

Committees of the Board

Our Board currently has standing Audit, Compensation and Nominating and Corporate Governance Committees. All of the members of these committees meet the applicable independence requirements of the Nasdaq and the SEC. Our Board has the ability to establish special committees, if necessary.

Each of our standing committees is governed by a written charter, which is subject to annual review by each respective committee and approval by the Board. Committee charters are available on our website (https://investor.wholeearthbrands.com/corporate-governance/governance-documents).

As of December 31, 2020, our committee membership was as follows:

Name	Audit Committee	Compensation Committee	Nominating and Governance Committee
Irwin D. Simon
Anuraag Agarwal	*		*
Steven M. Cohen		*	*
Denise M. Faltischek			+
Ira J. Lamel	+	*
Albert Manzone
John M. McMillin	*	+

*	Committee Member
+	Committee Chair

Audit Committee

Our Audit Committee met two times in 2020. Our audit committee is comprised of Messrs. Ira J. Lamel, John M. McMillin and Anuraag Agarwal, with Mr. Lamel serving as chair. The Board has affirmatively determined that each member of the audit committee qualifies as independent under Nasdaq rules applicable to board members generally and under the Nasdaq rules and Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 10A-3 specific to audit committee members. All members of our audit committee meet the requirements for financial literacy under the applicable Nasdaq rules. In addition, the Board has determined that Mr. Lamel qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

As outlined in its written charter, the primary purpose of the Audit Committee is to provide oversight of our accounting and financial reporting processes and audits of our financial statements, as well as of our global compliance program, including matters related to compliance with financial, legal and regulatory requirements.

As outlined in its written charter, the Audit Committee is responsible for, among other things:

•	appointing an independent registered public accounting firm to act as our independent auditor; discussing with our independent registered public accounting firm their independence from management;

•	evaluating the independent auditor’s qualifications, independence and performance; reviewing the independent’s auditor’s quality control procedures and evaluating the lead partner of the independent auditor;

•	determining the engagement of the independent auditor;

•	reviewing and approving the scope and timing of the annual audit and the audit fee for all audit service and non-audit services;

•	reviewing and discussing with management and the independent auditor the results of the annual audit and the review of our quarterly financial statements;

•	approving the retention of the independent auditor to perform any proposed permissible non-audit services;

•	monitoring the rotation of partners of the independent auditor on our engagement team in accordance with requirements established by the SEC;

•	reviewing our financial statements and our management’s discussion and analysis of financial condition and results of operations to be included in our periodic reports to be filed with the SEC;

•	meeting with the independent auditor prior to the audit to discuss the overall audit strategy, planning and staffing of the audit;

•	reviewing our critical accounting policies and practices; and

•	reviewing the audit committee charter and the committee’s performance at least annually.

Compensation Committee

Our Compensation Committee met two times in 2020 and had numerous other informal meetings and working sessions.

Our Compensation Committee is comprised of Messrs. Steven M. Cohen, John M. McMillin and Ira J. Lamel, with Mr. McMillin serving as chair. We have affirmatively determined that each member of the Compensation Committee qualifies as independent under Nasdaq rules, including the additional independence standards for members of a Compensation Committee, and that each qualifies as a “non-employee director” as defined in Rule 16b-3 of the Exchange Act.

As outlined in its written charter, the Compensation Committee has the responsibility to, among other things:

•	periodically reviewing the advising the board on the company’s overall compensation philosophy, policies, and plans;

•	reviewing and recommending corporate goals and objectives relevant to compensation of our chief executive officer;

•	reviewing and recommending to the board the compensation of all other executive officers;

•	recommending to the board the establishment and terms of our incentive compensation and equity-based plans;

•	approving grants of options and other equity awards to all executive officers under our equity compensation plans;

•	reviewing and recommending to the board regarding director compensation; and

•	reviewing and evaluating, at least annually, the performance of the Compensation Committee and its members, including compliance by the Compensation Committee with its charter.

The Compensation Committee may delegate its authority and duties to subcommittees or individual members of the Compensation Committee, as it deems appropriate in accordance with applicable laws and regulations. The Compensation Committee has delegated authority to our Chief Executive Officer to make equity grants to new hires and such other awards to existing employees who are not executive officers within predetermined guidelines. These grants are reviewed with the Compensation Committee annually. The Compensation Committee may also delegate authority to make amendments to the Company’s benefit plans to the Chief Human Resources Officer, that she determines to be necessary to maintain compliance with applicable law or other technical amendments that do not materially increase the cost of the plans to the Company.

Pursuant to its charter, the Compensation Committee has sole authority to retain or obtain advice from any compensation consultant, legal counsel or other advisor, as the Compensation Committee deems appropriate to assist the Committee in the performance of its duties, including the sole authority to approve the compensation and other terms and conditions of retention. Korn Ferry served as the Compensation Committee’s independent compensation consultant in 2020. The Compensation Committee retained Korn Ferry to assist with the development of a peer group against which to evaluate our executive compensation levels and our proposed equity compensation program. Korn Ferry provided advice or assistance only with respect to executive compensation.

For additional information regarding the services provided by Korn Ferry, please see the Compensation Discussion & Analysis section below.

In 2020, Korn Ferry and its affiliates did not provide additional services to the Company other than at the request of the Compensation Committee. After review and consultation with Korn Ferry, the Compensation Committee determined that Korn Ferry is independent, and there is no conflict of interest resulting from retaining Korn Ferry during 2020. In reaching these conclusions, the Compensation Committee considered the factors set forth in the SEC rules and the Nasdaq listing standards.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee met three times in 2020. Our Nominating and Corporate Governance Committee is comprised of Ms. Denise M. Faltischek and Messrs. Steven M. Cohen and Anuraag Agarwal, with Ms. Faltischek serving as chair. We have affirmatively determined that each member of the Nominating and Corporate Governance Committee qualifies as independent under Nasdaq rules.

As outlined in its written charter, the Nominating and Corporate Governance Committee has responsibility to, among other things:

•	recommending director nominees for election to our Board;

•	recommending board size and composition to our Board;

•	developing and recommending approval standards for determining whether a director is independent;

•	recommending to the board the qualifications, appointment, and removal of committee members;

•	reviewing, at least annually, our compliance with the Nasdaq corporate governance listing requirements;

•	overseeing our corporate governance policies;

•	reporting and making recommendations to our Board concerning governance matters; and

•	overseeing the Company’s environmental, social and governance initiatives.

The Nominating and Corporate Governance Committee is responsible for recommending nominees for Board membership to fill vacancies or newly created positions, and for recommending the persons to be nominated for election at the Annual Meeting. In connection with the selection and nomination process, the Nominating and Corporate Governance Committee expects to review the desired experience, skills, diversity and other qualities to ensure appropriate Board composition, taking into account the current Board members and the specific needs of the Company and the Board. The Nominating and Corporate Governance Committee may also consider nominations of director candidates validly made by the Company’s stockholders. The Company’s stockholders may nominate director candidates by following the procedures in our Bylaws.

The Nominating and Corporate Governance Committee may retain, as appropriate, search firms to assist in identifying qualified director candidates. The Nominating and Corporate Governance Committee expects to look for individuals who have displayed high ethical standards, integrity, sound business judgment and a willingness to devote adequate time to Board duties. The Nominating and Corporate Governance Committee has the ability to request any search firm that the Nominating and Corporate Governance Committee engages to include candidates with diversity of gender, race, ethnicity and culture in its list of potential director candidates. The Nominating and Corporate Governance Committee continually reviews Board composition and potential additions while striving to maintain and grow a diverse and broad skill set that complements the business. The Nominating and Corporate Governance Committee may consider certain factors related specifically to our business, including, but not limited to:

•	knowledge of consumer-packaged goods/food products industries, particularly in branded food, nutrition and snacking, but principally in industries oriented to consumer products;

•	accounting or related financial management expertise;

•	experience executing growth and merger and acquisition strategies, to support the strategic plan for the Company;

•	international exposure and diversity of cultural background and experience with global markets, because the Company operates in a number of countries;

•	leadership experience at an executive level with understanding of the development and implementation of strategies; and

•	high-level marketing and social media experience.

The Nominating and Corporate Governance Committee has not assigned specific weights to particular criteria and no particular criterion is necessarily applicable to all prospective nominees. In the evaluation of potential new candidates, the Nominating and Corporate Governance Committee intends to consider each candidate’s qualifications in light of the then-current mix of Board attributes, including diversity. Continuing directors are evaluated by the Nominating and Corporate Governance Committee in the same way, including the continuing director’s past contributions to the Board in such evaluation. Although the Board does not have a formal policy specifying how diversity of background and personal experience should be applied in identifying or evaluating director candidates, to help ensure that the Board remains aware of and responsive to the needs and interests of our customers, stockholders, employees and other stakeholders, the Board believes it is important to identify qualified director candidates who would increase the gender, racial, ethnic and/or cultural diversity of the Board.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee during 2020 were Messrs. McMillin, Cohen and Lamel. None of these Compensation Committee members is or has ever been an officer or employee of our Company. During 2020, no member of the Compensation Committee had a relationship that must be described under the SEC rules relating to disclosure of related person transactions. In 2020, none of our executive officers served on the board of directors or Compensation Committee (or other board committee performing equivalent functions) of any entity that had one or more of its executive officers serving on the Board or the Compensation Committee of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons beneficially holding more than 10% of our common stock to file with the SEC reports of their ownership of our common stock and any changes in that ownership. To our knowledge, all of these filing requirements were timely satisfied in 2020. In making this statement, we have relied upon the written representations of our directors and executive officers and copies of reports that have been filed with the SEC.

Code of Ethics; Availability of Documents

We maintain a Code of Ethics, which has been approved by our Board, to ensure that our directors, employees and officers, including our Chief Executive Officer and Chief Financial Officer, understand the basic principles that govern our corporate conduct. The Code of Ethics is available on our website - https://investor.wholeearthbrands.com/corporate-governance/governance-documents. A stockholder may request a copy of the Code of Ethics by contacting our Corporate Secretary at Whole Earth Brands, Inc., 125 S. Wacker Drive, Suite 3150, Chicago, Illinois 60606. Any waivers or substantive amendments of the Code of Ethics will be publicly disclosed.

The charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available on our website - https://investor.wholeearthbrands.com/corporate-governance/governance-documents. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

The following discussion and analysis of our executive compensation philosophy, objectives and design, our compensation-setting process, the components of our executive compensation program, and the decisions made for compensation in respect of 2020 for our executive officers should be read together with the compensation tables and related disclosures set forth below. The discussion in this section contains forward-looking statements that are based on our current considerations and expectations relating to our executive compensation programs and philosophy. As our business and our needs evolve, the actual amount and form of compensation and the compensation programs that we adopt may differ materially from current or planned programs as summarized in this section.

Executive Summary

In evaluating our overall executive compensation program and decisions, including payouts and awards under our compensation programs, the Compensation Committee considered a number of factors, including the achievement of both strategic enterprise and financial objectives and the position of our company in fiscal year 2020. See “Executive Compensation Objectives” below. Some specific highlights and key accomplishments in 2020 and early 2021 included:

Consummation of the Business Combination:

•	On June 25, 2020, we consummated the Business Combination and we changed our name from “Act II Global Acquisition Corp.” to “Whole Earth Brands, Inc.”

Strategic Acquisitions:

•	During the fourth quarter, on November 10, 2020, we completed acquiring Swerve, L.L.C and Swerve IP, L.L.C. (collectively, “Swerve”). Swerve is a marketer of the “Ultimate Sugar Replacement” and provides a key growth platform for us to expand our existing offerings in the alternative better-for-you sweetener space, which complements our existing sweetener portfolio.

•	On February 8, 2021, we acquired WSO Investments, Inc. the holding company for Wholesome Sweeteners Incorporated (“Wholesome”), the #1 organic sweetener brand in North America.

•	The acquisition of Wholesome and Swerve, doubled our North American market share in only seven months since the closing of the Business Combination. These acquisitions significantly move our portfolio mix toward natural sweeteners, which now represent approximately 88% of our North American Branded CPG business.

Overview

This section provides an overview of our executive compensation program, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below. It is important to note that for the period leading up to the Business Combination in June 2020, the compensation of our named executive officers was determined by and paid in connection with services provided to Merisant and MAFCO and that many of these compensation arrangements remained in place post-Business Combination as our Compensation Committee was constituted at the time of the Business Combination and then took steps to engage an independent compensation consultant, develop a peer group and benchmarking, evaluate the existing programs previously implemented by Merisant and MAFCO against such benchmarking and develop a framework for both short term incentive plans and long term incentive plans going forward. Accordingly, much of the compensation matters discussed in this Compensation Discussion and Analysis are the compensation arrangements that were in place at the time of the Business Combination.

Given the above, we view our fiscal year 2020 to be a transition year. On a going forward basis, the Compensation Committee expects to make any determinations as it relates to the payout of the previous year’s compensation programs as well as the adoption of any performance measures for the current fiscal year. This allows the Compensation Committee to have a good understanding of the prior fiscal year financial performance in order to evaluate the performance of the NEOs against previously adopted performance measures as well as develop plans and performance metrics based on the annual operating plan for the current fiscal year.

For the fiscal year ended December 31, 2020, our named executive officers (each an “NEO”) were:

Named Executive Officer	Title
Albert Manzone	Chief Executive Officer
Andrew “Andy” Rusie	Chief Financial Officer
Lucas Bailey	President of Flavors & Ingredients

We note Mr. Bailey resigned from the Company effective December 4, 2020, and therefore, ceased to be a NEO as of that date.

Compensation Philosophy

We believe that the majority of our executive compensation should be dependent on the growth and success of our Company so that our NEOs are fully aligned with the long-term interests of our stockholders. Accordingly, on a going forward basis, the Compensation Committee has designed a compensation program that provides for a significant portion of executive compensation to be “at risk”, and therefore, except for base salary, a significant portion of our NEOs’ total direct compensation will be dependent on achieving quantitative performance goals and provides for a significant portion to be paid in the form of equity compensation that will appreciate in value only to the extent that shares held by our stockholders also increase in value.

Executive Compensation Objectives and Design

We will seek to provide a competitive total compensation package to our NEOs through a combination of base salary, annual incentives and long-term incentives.

The primary objectives of our executive compensation program are to:

•	Align the interests of our executives with the interests of our stockholders;

•	Prioritize implementation of pay for performance;

•	Promote the creation of long-term stockholder value;

•	Attract, motivate and retain key employees with outstanding talent and competency;

•	Structure executive compensation in a manner that promotes our strategic, financial and operating performance objectives; and

•	Reward performance, with a meaningful portion of compensation tied to the Company’s financial, operational and strategic goals.

Compensation-Setting Process

In setting compensation for 2020, our Board, and following its establishment, our Compensation Committee, worked closely with members of our management, including our CEO, and engaged an independent compensation consultant , Korn Ferry, to advise it. Management activities included establishing and reviewing salary, equity awards and bonuses, and other compensation for our executive officers, and determining performance goals and objectives. Our Board worked with members of our management to gather market and operating data that members of our management reviewed in making their recommendations to our Compensation Committee. From time to time, members of our management, including our CEO, attended meetings (or portions of meetings) of our Board and Compensation Committee to present information and answer questions.

The Compensation Committee retained Korn Ferry to assist with the development of a peer group against which to evaluate our executive compensation levels and our proposed equity compensation program. Korn Ferry provided advice or assistance only with respect to executive compensation. The Compensation Committee considered the independence of Korn Ferry in light of SEC rules and Nasdaq listing standards, which requires compensation committees to assess the independence of their compensation consultant, legal counsel and other advisors prior to receiving advice from them. The Compensation Committee has reviewed its and the Company’s relationships with Korn Ferry and has not identified any conflicts of interest.

The Compensation Committee took the results of Korn Ferry’s comparative analyses of our peer groups (as described below), as well as the considerations provided by Korn Ferry with respect to components and levels of compensation for our executive officers, under advisement in determining competitive market practice in our industry. The Compensation Committee considered the assessment of peer group market compensation, historical compensation levels, subjective assessments of individual performance and value to the Company, and other subjective factors in establishing and approving the various elements of our executive compensation program for fiscal year 2020.

Use of Market Compensation Data; Creation of Peer Companies

We are a global food company enabling healthier lifestyles and providing access to high-quality plant-based sweeteners, flavor enhancers and other foods through our diverse portfolio of trusted brands and delicious products. Our management must therefore manage our growth with a diverse portfolio of brands/products, and the peer group identified by Korn Ferry examined companies with this type of strategy and a similar revenue size, market capitalization and net income margins. Korn Ferry provided a peer group of companies that would provide meaningful compensation data to the Compensation Committee to assist with its review and decision making. For fiscal year 2020, the 18 selected peer companies were as follows:

Fiscal Year 2020 Peer Companies

Lancaster Colony Corporation Sunopta Inc. Bellring Brands, Inc. National Beverage Corp. Rogers Sugar Inc. Landec Corporation	The Simply Good Foods Company J&J Snack Foods John B. Sanfilippo & Son Farmer Bros. Co. MGP Ingredients, Inc. S&W Seed Company	Beyond Meat, Inc. E.L.F. Beauty, Inc. Newage, Inc. Freshpet, Inc. Craft Brew Alliance, Inc. Bridgford Foods Corporation

The Compensation Committee uses relevant compensation data from the annual total compensation study of peer companies to help inform its decisions regarding compensation elements, levels and opportunities. The Compensation Committee establishes targeted pay levels by role, taking into account the competitive peer data and factors such as business performance, individual performance, job responsibilities, individual skill sets and other relevant factors. The Compensation Committee generally targets compensation for the Company’s executive officers at the 60th percentile of the peer group, although the Compensation Committee reviews all relevant factors when determining executive compensation. However, the Compensation Committee uses peer company data as only a guideline to inform its actions and does not necessarily determine compensation to any specific level of compensation of the peer companies.

Components of Executive Compensation Program

The compensation program for our NEOs currently consists of the following elements: base salary, performance-based cash incentive awards, equity-based incentive compensation and benefits, each as described below. As of the date of the Business Combination, the Compensation Committee determines the compensation of our NEOs and administers our equity incentive plan.

Element	Fixed or Variable	Purpose & Design Features
Base Salary	Fixed	To attract and retain executives by offering fixed compensation that is competitive with market opportunities and that recognizes each executive’s position, role, responsibility and experience.
Annual Performance-Based Cash Incentive	Variable	To motivate and reward the achievement of our annual performance goals, based on the attainment of pre-defined financial performance objectives.
Equity Awards	Variable	To align executives’ interests with the interests of stockholders through equity-based compensation with performance-based and time-based vesting periods and to promote the long-term retention of our executives and other key management personnel.
Benefits	Fixed	To provide attractive benefits that promote employee (and potentially family) health and wellness. Benefits are provided at a level that is the same or similar to all employees, unless otherwise noted below.

Base Salary

Base salaries for our NEOs are established based on the individual’s scope of responsibilities, experience, and market factors. The Compensation Committee typically reviews base salaries on an annual basis, referencing peer group and survey data to understand the marketplace for individuals in similar positions. No formulaic base salary increases are provided to our NEOs; however, annual merit increases are provided when the Compensation Committee determines that such increases are warranted in light of national salary increase levels, salary levels within companies in our peer group, individual performance and/or overall company performance. We pay base salaries to attract, recruit and retain qualified employees. The base salaries for 2020 for our NEOs take into account the initial base amount set forth in the executive’s respective employment agreement or employment offer letter, as applicable, and the scope of the executive’s responsibilities, individual contributions, prior experience and sustained performance.

The base salaries of our NEOs for 2020 were as follows:

Executive & Title	2020 Base Salary*
Albert Manzone, CEO	$632,800	(1)
Andrew Rusie, CFO	$375,000
Lucas Bailey, Pres. Flavors & Ingredients	$734,410	(2)

* The Company has a practice of increasing base salary effective April 1. The numbers shown in the table are the total earned amounts from January 1 to December 31, 2020.
(1) Mr. Manzone is paid in Swiss Francs (CHF). Mr. Manzone’s 2020 salary of 560,000 CHF has been converted to U.S. dollars based on the Financial Times December 31, 2020 exchange rate of 1 CHF = $1.13.
(2) Mr. Bailey’s earned amount is through his resignation date of December 4, 2020.

Annual Performance-Based Cash Incentive Compensation

Following the Business Combination, our NEOs did not receive an annual cash incentive award in 2020. Rather, our NEOs were granted equity in 2020 (as described below) to continue to incentivize performance while the Company transitioned to a public company. The Company intends to establish such a cash-based incentive program to award our NEOs for future years. The annual cash award in future years will be based on performance targets approved by the Compensation Committee and shall be a percentage of base salary for each NEO. The annual financial objectives and final bonus determinations will also be approved by the Compensation Committee.

As described below, Mr. Manzone was awarded certain annual performance-based cash incentives under the terms of the legacy Flavors Holdings Long-Term Incentive Plan (“Cash LTIP”). These amounts were attributable to performance conditions with respect to Flavors Holdings and were established prior to the Business Combination. Amounts paid in 2021 with respect to the Cash LTIPs are reflected in the Summary Compensation Table below.

Long-Term Equity Incentive Compensation

The Compensation Committee believes that providing compensation through its equity compensation plan provides the appropriate long-term growth incentives for the Company and for the benefit of shareholders. We provide equity-based long-term incentive compensation to our NEOs to link long-term results with our stockholders’ interests, to promote the long-term retention of our executives and key management personnel and to ensure that such NEOs have a continuing stake in our long-term success. We grant equity incentive awards to our NEOs in conjunction with the applicable NEO’s initial hire, as applicable, and at other times at the discretion of the Compensation Committee, which we expect will be in the first quarter of each year. The Compensation Committee anticipates using grants of equity awards to further our objective of a pay-for-performance compensation program to tie executive compensation to the achievement of our longer-term corporate strategies and business objectives and to the long-term interests of our stockholders. Given that our Business Combination occurred in June 2020, we issued our 2020 annual equity awards in the last week of September 2020 in order to provide the Compensation Committee time to develop its equity compensation program.

With respect to our 2020 annual equity grants, we issued time-based restricted stock units (“RSUs”) under our equity-based 2020 long-term incentive plan (the “2020 LTIP”) to our NEOs, as well as our key employees. Due to the Business Combination occurring midyear, in lieu of an annual cash-based bonus plan, the Compensation Committee approved 2020 annual equity grants, subject to a fourteen (14) month service-based vesting condition, except under certain conditions, in order to incentivize all employees at manager level and above (with cash bonuses to our employees below the manager level) for purposes of retention.

Method of Accounting and Our Assumptions

As of December 31, 2020, the Company has only granted equity in the form of RSUs. The fair value of RSUs is measured at the market price of the Company’s stock on the date of grant. The fair value of share-based award grants is amortized to expense over the vesting period.

Effect of Accounting and Tax Treatment

When determining the components of the compensation paid to our executive officers, we review the anticipated accounting and tax consequences to us and the executive officers, including: the recognition of share-based compensation; Section 162(m) of the Internal Revenue Code (the “Code”) which imposes a limit on the amount of compensation that we may deduct in any one year with respect to our NEOs; the Tax Cuts and Jobs Act which eliminated the exception that allowed for the deductibility of certain performance-based compensation; and Section 409A of the Code. We strive to ensure that there are no negative accounting or tax implications due to the design of our executive compensation programs; however, we will take the actions that we deem necessary and appropriate to further the best interest of our stockholders, promote our corporate goals, and achieve our compensation goals.

Indirect Compensation Elements: Retirement Plan; Health and Welfare Benefits

In addition to the primary elements of compensation described above, our U.S.-based NEOs also participate in employee benefits programs available to our U.S. employees generally, including our tax-qualified 401(k) plan as described below. Mr. Manzone is not eligible to participate in our qualified 401(k) plan, but does participate in the retirement plans offered to our employees in Switzerland as described below. In addition, we provide other benefits to our NEOs on the same basis as all of our employees generally. These benefits include group health (medical, dental and vision) insurance, group short- and long-term disability insurances and group life insurance.

Sign-on Cash Bonus

As a recruitment incentive, Mr. Rusie was paid a sign-on cash bonus in April 2020 of $187,500 following his start of employment with us. If Mr. Rusie’s employment is terminated for cause or if he voluntarily resigns before December 2021, then Mr. Rusie is required to repay the sign-on bonus.

One-Time Action In Connection with Business Combination

As noted in the table below, in connection with the Business Combination, we awarded special bonus opportunities to Mr. Manzone and Mr. Bailey who were actively employed at the time, which were paid shortly following the completion of the Business Combination subject to continued employment.

Executive Employment Agreements

Certain compensation paid to Messrs. Manzone, Bailey and Rusie reflected in the Summary Compensation Table below was provided pursuant to legacy employment agreements with Merisant and MAFCO or their respective affiliates (together the “Employment Agreements”). The Employment Agreements generally provide for base salary, incentive compensation, benefits, severance protection and certain restrictive covenants. Specifically, the NEOs are subject to a non-competition covenant and a non-solicit of employees and customers/suppliers for a period of twelve months following their termination of employment.

Albert Manzone Employment Agreement

Mr. Manzone is party to an employment agreement to serve as Chief Executive Officer of Merisant and Flavors Holdings. Mr. Manzone’s employment, pursuant to his agreement, will continue until terminated in accordance with the terms of his agreement, which includes a two-month notice period.

Pursuant to the employment agreement, Mr. Manzone’s compensation includes (a) a base salary of CHF 550,000; (b) eligibility for an annual performance bonus with a target value of 100% of his base salary; and (c) a discretionary long-term incentive award opportunity in the Cash LTIP. Pursuant to the employment agreement, Mr. Manzone was entitled to and received a transaction cash bonus equal to $3,425,000, payable within five days following the closing of a company sale (such as the Business Combination) that occurs prior to December 31, 2020, subject to Mr. Manzone’s continued employment through the closing date.

Under his employment agreement, if Mr. Manzone’s employment is terminated by Merisant without cause or due to his resignation for good reason within twelve (12) months following a company sale (including the Business Combination), subject to his execution of a release of claims, he will be eligible to receive (a) a severance payment equal to two multiplied by the sum of (i) his base salary and (ii) target annual bonus; (b) a full year annual bonus for the year of termination based on the greater of target or actual performance; (c) his outstanding Cash LTIP awards; and (d) continued pension benefits, health insurance and other employee benefits for the duration of the severance period, to the extent permitted by law. Under his employment agreement, if Mr. Manzone resigns his employment for good reason or his employment is terminated without cause prior to or more than twelve (12) months following a company sale (including the Business Combination), he will be entitled to (a) twelve (12) months of salary continuation, (b) a prorated bonus for the year of termination based on actual performance, (c) a prorated Cash LTIP award, and (d) a health insurance allowance to the extent provided by Merisant policy. Mr. Manzone’s employment agreement contains non-competition, non-solicitation and no-hire covenants that will apply for twelve (12) months following his termination.

Lucas Bailey Employment Agreement

Mr. Bailey was party to an employment agreement and served as Chief Operating Officer and President of Mafco Worldwide, until his resignation in December 2020. Pursuant to his employment agreement, Mr. Bailey’s compensation included (a) a base salary of $787,950; (b) an annual performance bonus opportunity with a target level ranging from 40-125% of his base salary, depending on the percentage of EBITDA achievement by Mafco Worldwide; and (c) a discretionary long-term incentive award opportunity in the Mafco Long-Term Incentive Plan, to the extent adopted.

Andrew “Andy” Rusie Employment Agreement

On November 16, 2019, Mr. Rusie entered into an employment agreement with Merisant Company to serve as Chief Financial Officer of both Merisant and Mafco Worldwide. Mr. Rusie’s employment, pursuant to his agreement, will continue until terminated in accordance with the terms of his agreement.

Pursuant to his employment agreement, Mr. Rusie’s compensation includes (a) a base salary of $375,000; (b) an annual performance bonus opportunity with a target level of 60% of his base salary; and (c) a discretionary long-term incentive award opportunity with a target payment of $225,000 (60% of his base salary) for the three (3)-year period beginning January 1, 2020 and ending on December 31, 2022, which bonus will be prorated based on the number of days of employment during the performance period. Mr. Rusie also is eligible to earn the following one-time bonuses: (a) a 2019 bonus of $70,000 paid in April 2020; (b) a sign-on/retention cash bonus equal to $187,500, paid in April 2020, subject to Mr. Rusie’s continuing employment through the second anniversary of his hire date; and (c) a transaction cash bonus equal to $187,500, to be paid within ten business days following the closing of a Company sale prior to December 31, 2020, contingent upon the sale of Mr. Rusie’s prior employer before such date, subject to Mr. Rusie’s employment through the closing date of a Company sale.

Under his employment agreement, if Mr. Rusie’s employment is terminated without “cause” (as defined in his employment agreement), then, subject to his timely execution and non-revocation of a general release of claims, he will be eligible to receive (i) continued payment of his base salary for six (6) months following termination and (ii) a prorated portion of his long-term incentive awards. Mr. Rusie’s severance entitlement is subject to a duty to mitigate damages by seeking comparable employment during the severance term. If Mr. Rusie secures employment during the severance term, his severance entitlement will be reduced by any income earned during such period. Mr. Rusie’s employment agreement contains non-competition, non-solicitation and no-hire covenants that will apply for twelve (12) months following his termination.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion & Analysis contained in this Amendment No. 1 with management and, based on such review and discussions, the Compensation Committee has approved the inclusion of the Compensation Discussion & Analysis in this Amendment No. 1, and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for filing with the SEC.

This Compensation Committee Report does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing with the SEC, except to the extent that the Company specifically incorporates this Report by reference into another Company filing.

THE COMPENSATION COMMITTEE

John M. McMillin, Chair

Steven M. Cohen

Ira J. Lamel

Executive Compensation

2020 Summary Compensation Table

The following table sets forth information regarding compensation earned by our NEOs during years 2019 and 2020. In accordance with the rules promulgated by the SEC, certain columns relating to information that is not applicable have been omitted from this table.

Name and Principal Position	Year		Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Albert Manzone	2020	(5)	$632,800	$0	$612,156		$535,338	$3,540,272	$5,320,566
Chief Executive Officer	2019	(10)	$558,606	$0	$0		$235,553	$613,124	$1,407,283
Andrew Rusie	2020		$375,000	$257,500	$224,997		$0	$11,400	$868,897
Chief Financial Officer	2019		$23,438	$0	$0		$0	$0	$23,438	(7)
Lucas Bailey	2020		$734,410	$0	$512,168	(6)	$0	$1,756,949	$3,003,527
President – Flavors & Ingredients	2019		$780,300	$413,674	$0		$0	$36,105	$1,230,079

(1) The amounts in this column represent the sign-on cash bonus paid to Mr. Rusie in connection with the commencement of his employment with Whole Earth Brands. The terms of Mr. Rusie’s sign-on cash bonus are described under “Sign-on Cash Bonus” above. The amounts shown for Mr. Bailey and Mr. Rusie represent annual bonuses earned in 2019 or 2020 and paid in cash in the first quarter of the following year, based on the attainment of individual and company performance metrics as determined by the Merisant and MAFCO board of directors in its discretion.

(2) The grant date fair market value of each equity award was computed in accordance with FASB ASC Topic 718.

(3) The amounts in this column reflect payments to the NEOs in accordance with the legacy Cash LTIP, as described above.

(4) Amounts in this column include:

Name and Principal Position	Year		401(k) Match	Health & Welfare Insurance ($)	Car Allowance ($)	Tax Benefits ($)	Pension Contributions	Transaction Bonus ($)		Vacation Cash-out For Mr. Bailey upon Resignation	Total All Other Compensation ($)
Albert Manzone	2020	(5)	$0	$9,270	$23,798	$29,529	$52,675	$3,425,000	(8)	$0	$3,540,272
	2019	(10)	$0	$8,483	$30,752	$26,785	$47,104	$500,000	(9)	$0	$613,124
Andrew Rusie	2020		$11,400	$0	$0	$0	$0	$0		$0	$11,400
	2019		$0	$0	$0	$0	$0	$0		$0	$0
Lucas Bailey	2020		$11,400	$10,972	$8,845	$7,396	$0	$1,575,900		$142,438	$1,756,949
	2019		$0	$10,692	$13,096	$12,317	$0	$0		$0	$36,105

(5) Mr. Manzone is paid in Swiss Francs (CHF). Mr. Manzone’s compensation has been converted to U.S. dollars based on the Financial Times December 31, 2020 exchange rate of 1 CHF = $1.13.

(6) Due to Mr. Bailey’s resignation, this equity award was forfeited.

(7) Mr. Rusie was hired as CFO of Merisant and Mafco Worldwide on December 9, 2019.

(8) This amount represents the transaction bonus described in Mr. Manzone’s employment agreement above. Mr. Manzone received 3,260,600 CHF reflecting an exchange rate of 1 CHF = $1.05.

(9) Mr. Manzone was paid a retention payment in 2019 of $500,000 USD.

(10) Compensation for Mr. Manzone in Swiss Francs (CHF) has been converted to U.S. Dollars (USD) based on the Financial Times exchange ratio of 1.025 as of February 11, 2020.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to outstanding equity awards for each of our NEOs as of December 31, 2020:

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Albert Manzone	9/30/2020					73,400	$800,060
Andrew Rusie	9/30/2020					26,978	$294,061
Lucas Bailey(3)	9/30/2020					0	$0

(1) Each NEO was granted restricted stock units (RSUs) under the 2020 LTIP. The RSUs will settle in shares of the Company’s common stock on a one-for-one basis and become fully vested, subject to the grantee’s continued employment with the Company, on or about November 19, 2021 (with full vesting upon an involuntary termination of employment without “cause”). In the event of a voluntary termination by the grantee prior to the vesting date, all RSUs subject to the award will be forfeited.

(2) Market value of stock computed by multiplying the closing market price of FREE stock on December 31, 2020 ($10.90) by the number of RSUs granted.

(3) Mr. Bailey forfeited his RSUs upon his resignation.

Potential Payments Upon Termination or Change in Control

The severance benefits for our NEOs are provided under individual employment agreements and, in certain cases, equity award agreements. Upon any termination of employment, each NEO will be entitled to receive, within thirty days following termination, any accrued and vested payments and benefits that have not yet been paid, including unpaid base salary earned, accrued but unused vacation and reimbursement for any unreimbursed business expenses (collectively, the “Accrued Benefits”). Additionally, depending on the type of termination, each NEO may be entitled to receive severance payments in addition to the Accrued Benefits. Terminations under which we may pay severance benefits include in the event we terminate an NEO’s employment without “cause,” an NEO resigns for “good reason” or an NEO’s employment is terminated following designated “Change in Control” situations (in each case, only as outlined in the applicable employment arrangement). The severance payments are subject to the NEO’s execution and non-revocation of a general release of claims in favor of the Company and continued compliance with customary confidentiality and non-solicitation requirements.

In the event of termination of employment due to death or disability, the NEOs are entitled to only receive payment of any Accrued Benefits. In addition, all unvested equity awards are forfeited upon the NEO’s termination due to death or disability, unless the Compensation Committee determines otherwise in its discretion pursuant to the terms of the 2020 LTIP.

None of the NEOs are automatically entitled to benefits upon a change in control of the Company. Mr. Manzone is entitled to termination benefits and enhanced termination payments or benefits in the event he is terminated within twelve (12) months following a change in control of the Company, as described in his employment agreement above. Mr. Rusie’s termination benefits are also described above. Mr. Bailey did not receive severance upon his resignation from the Company.

Director Compensation Plans

In connection with the Business Combination, the Company adopted a new Board compensation program which is designed to provide competitive compensation necessary to attract and retain high quality non-employee directors and to encourage ownership of our common stock to further align their interests with those of our stockholders. The new program provides the following compensation for non-employee directors following the Business Combination:

•	an annual cash retainer of $65,000 (earned and payable in equal installments on the first day of each fiscal quarter);

•	a restricted stock award with a value of $65,000 (based on the fair market value of a share of common stock on the grant date or, in some cases, on the closing of the Business Combination) payable in the form of restricted stock, granted upon initial election to the Board and then each year at the annual shareholders meeting;

•	an annual cash retainer of $250,000 for the Executive Chairman of the Board (earned and payable in equal installments on the first day of each fiscal quarter); and

•	a restricted stock award with a value of $250,000 for the executive chairman of the Board (based on the fair market value of a share of common stock on the grant date or, in some cases, on the closing of the Business Combination), granted upon initial election to the Board and then each year at the annual shareholders meeting.

For the purposes of the restricted stock awards granted in 2020 only, each non-employee director received their respective restricted stock awards on or about September 30, 2020, with 100% of the shares scheduled to vest on the close of business on the date of the Company’s 2022 annual shareholder meeting, except in the case of an involuntary termination, change in control, death or disability and subject to such other terms and conditions as may otherwise be set forth in the applicable award agreement.

Director Compensation Table

The following table provides information concerning the compensation of each non-employee director who served on the Board in 2020. Company employees did not receive compensation for serving as a director.

Name	Stock Awards($)(1)	All Other Compensation ($)	Total ($)
Irwin D. Simon	$250,000	$125,000	$375,000
Anuraag Agarwal	$65,002	$32,500	$97,502
Steven M. Cohen	$65,002	$32,500	$97,502
Denise M. Faltischek	$65,002	$32,500	$97,502
Ira J. Lamel	$65,002	$32,500	$97,502
Albert Manzone(2)	--	--	--
John M. McMillin	$65,002	$32,500	$97,502

(1) The amounts in this column represent the aggregate grant date fair market value of restricted stock awards granted to each non-employee director, computed in accordance with FASB ASC Topic 718. The value represents the number of shares issued multiplied by the closing price on the date of grant ($8.34). The additional value is the result of rounding.

(2) Since Mr. Manzone is an employee, he did not receive any compensation for his service as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Principal Stockholders

Set forth below are stockholders known by us to be the beneficial owner of more than 5% of our common stock as of April 6, 2021. As of April 6, 2021, there were 38,426,669 shares of our common stock outstanding.7

Name	Number of Shares Beneficially Owned		Percent of Shares Outstanding
River Road Asset Management, LLC	2,936,296	(1)	7.6%
Rubric Capital Management LP	2,600,000	(2)	6.77%

(1)	Based solely on Schedule 13G filed by River Road Asset Management, LLC on February 11, 2021.The principal business address for River Road Asset Management, LLC is 462 S. 4th Street, Suite 200, Louisville, Kentucky 40202.

(2)	Based solely on a Schedule 13G filed on February 12, 2021, (i) Rubric Capital Management LP (“Rubric Capital LP”) is the investment adviser to certain investment funds and/or accounts (collectively, the “Rubric Funds”); and (ii) David Rosen is the managing member of Rubric Capital Management GP LLC (“Rubric Capital GP”), which is the general partner of Rubric Capital LP. In such capacities Rubric Capital LP, Mr. Rosen and Rubric Capital GP may each be deemed to beneficially own an aggregate of 2,600,000 shares of Common Stock. The principal business address for each reporting person is 155 East 44th St, Suite 1630, New York, NY 10017

7 On July 24, 2020, Dicalite Management Group, Inc. (“Dicalite”) filed Amendment No. 1 to its Schedule 13G indicating that it had ceased to be the beneficial owner of more than five percent of Company’s equity securities. Subsequently, Dicalite informed the Company that it had liquidated its entire position in the Company’s equity securities.

Security Ownership of Directors and Executive Officers

The following table shows, as of April 6, 2021, the amount of our common stock beneficially owned by:

•	our directors;

•	our executive officers named in the Summary Compensation Table; and

•	all of our directors and executive officers as a group.

“Beneficial ownership” includes those shares of our common stock the reporting person has the power to vote or transfer, stock options that are currently exercisable or exercisable within 60 days, and deferred stock units that may vest within 60 days. Shares of restricted stock are deemed to be outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares of our common stock. The principal business address for each reporting person is 125 S. Wacker Drive, Suite 3150, Chicago, Illinois. Unless otherwise indicated, the persons named below have sole voting and investment power over the shares listed.

Name	Number of Shares Beneficially Owned	Percent of Shares Outstanding
Irwin D. Simon(1)	1,155,952	3.0%
Albert Manzone	10,000	*
Lucas Bailey	-	-
Andrew Rusie	5,570	*
Denise M. Faltischek(2)	12,794	*
Steven M. Cohen	-	*
John M. McMillin(3)	29,794	*
Anuraag Agarwal(4)	22,794	*
Ira J. Lamel(5)	159,572	*
All directors and executive officers as a group (9 persons)	1,396,476	3.63%

*	Reflects beneficial ownership of less than one percent (1%) of our outstanding common stock.

(1)	Includes 29,976 shares of restricted stock subject to vesting.
(2)	Includes 7,794 shares of restricted stock subject to vesting.
(3)	Includes 7,794 shares of restricted stock subject to vesting.
(4)	Includes 7,794 shares of restricted stock subject to vesting.
(5)	Includes 7,794 shares of restricted stock subject to vesting.

Equity Compensation Plans

The following table summarizes information as of December 31, 2020 relating to stock authorized for issuance under our equity compensation plans, which consists of only our 2020 LTIP.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)(1)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)(3)
Equity compensation plans approved by security holders	701,942	$—	8,598,058
Equity compensation plans not approved by security holders	—	—	—
Total	701,942	$—	8,598,058

1)	Includes 68,946 shares of restricted stock (RSAs) and 632,996 restricted stock units (RSUs) outstanding under our 2020 LTIP.

(2)	There is no amount provided under this column because only RSAs and RSUs have been granted and these types of awards do not require the payment of any consideration by the award recipients.

(3)	Awards issuable under our 2020 LTIP include stock options, stock appreciation rights, stock awards, stock units, performance shares, performance units, and other stock-based awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Our Board has adopted a written related person transaction policy that sets the following policies and procedures for the review and approval or ratification of related person transactions. A “related person transaction” is a transaction, arrangement or relationship in which our company or any of our subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “related person” means:

•	any person who is, or at any time during the applicable period was, one of the post-combination company’s executive officers or one of our directors;

•	any person who is known by us to be the beneficial owner of more than 5% of our voting stock;

•	any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5% of our voting stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of our voting stock; and

•	any firm, corporation or other entity in which any of the foregoing persons is a partner or principal, or in a similar position, or in which such person has a 10% or greater beneficial ownership interest.

We have policies and procedures designed to minimize potential conflicts of interest arising from any dealings we may have with our affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to our audit committee charter, the audit committee has the responsibility to review related party transactions.

Item 14. Principal Accounting Fees and Services.

The following table presents the aggregate fees billed for professional services rendered by Ernst & Young LLP for the fiscal years ended December 31, 2019 and December 31, 2020.

Type of Fees	2019	2020 - Predecessor	2020 - Successor
Audit Fees(1)	$1,389,217	$79,000	$3,148,721
Audit-Related Fees(2)	-	-	-
Tax Fees(3)	102,109	56,441	46,898
All Other Fees(4)		2,400,000	2,000
Total	$1,491,326	$2,535,441	$3,197,619

(1)	Audit fees are fees for professional services rendered in connection with the audit of our consolidated financial statements included in Item 8 of our Annual Reports filed on Form 10-K, reviews of our condensed consolidated financial statements included in our Quarterly Reports filed on Form 10-Q, statutory filings and registration statements.

(2)	Audit-related fees are fees for services related to employee benefit plan audits, accounting consultation, compliance with regulatory requirements and an online accounting research tool.

(3)	Tax fees are for services related to tax compliance, tax planning and tax advice. These services included international corporate tax return compliance, annual domestic tax return compliance for employee benefit plans, foreign country tax planning with respect to global stock option and employee stock purchase programs and stock programs, assistance filing advanced pricing agreements with tax authorities, assistance related to foreign tax authority transfer pricing inquiries and domestic tax technical advice.

(4)	All Other Fees consisted of fees billed for services involving due diligence performed in connection with, and prior to, the Business Combination under Act II Global Acquisition Corp.’s engagement of Ernst & Young LLP.

Audit Committee’s Pre-Approval Policy

It is the Audit Committee’s policy to approve in advance the types and amounts of audit, audit-related, tax and any other services to be provided by our independent registered public accounting firm. In situations where it is not possible to obtain full Audit Committee approval, the Audit Committee has delegated authority to the Chair of the Audit Committee to grant pre-approval of auditing, audit-related, tax and all other services. Any pre-approved decisions by the Chair are required to be reviewed with the Audit Committee at its next scheduled meeting. The Audit Committee approved all of Ernst & Young LLP’s services for 2019 and 2020 and, in doing so, considered whether the provision of such services is compatible with maintaining independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Form 10-K:

The following exhibits are either attached or incorporated herein by reference to another filing with the U.S. Securities and Exchange Commission.

EXHIBIT INDEX

Exhibit No.	Description
2.1†	Purchase Agreement dated as of December 19, 2019, by and among Act II Global Acquisition Corp., Flavors Holdings Inc., MW Holdings I LLC, MW Holdings III LLC and Mafco Foreign Holdings, Inc. (incorporated by reference to Exhibit 2.1 of Act II’s Current Report on Form 8-K, filed with the SEC on December 23, 2019).
2.2†	Amendment No. 1 to Purchase Agreement dated as of February 12, 2020 by and among Act II Global Acquisition Corp., Flavors Holdings Inc., MW Holdings I LLC, MW Holdings III LLC and Mafco Foreign Holdings, Inc. (incorporated by reference to Exhibit 2.1 of Act II’s Current Report on Form 8-K, filed with the SEC on February 13, 2020).
2.3†	Amendment No. 2 to Purchase Agreement dated as of May 8, 2020, by and among Act II Global Acquisition Corp., Project Taste Intermediate LLC, Flavors Holdings Inc., MW Holdings I LLC, MW Holdings III LLC and Mafco Foreign Holdings, Inc. (incorporated by reference to Exhibit 2.1 of Act II’s Current Report on Form 8-K, filed with the SEC on May 11, 2020).
2.4†	Amendment No. 3 to Purchase Agreement dated as of June 15, 2020, by and among Act II Global Acquisition Corp., Project Taste Intermediate LLC, Flavors Holdings Inc., MW Holdings I LLC, MW Holdings III LLC and Mafco Foreign Holdings, Inc. (incorporated by reference to Exhibit 2.1 of Act II’s Current Report on Form 8-K, filed with the SEC on June 16, 2020).
2.5#†	Equity Purchase Agreement, dated as of November 10, 2020, by and among Whole Earth Brands, Inc., RF Development, LLC, Swerve, L.L.C., and Swerve IP, L.L.C. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2020).
2.6#†	Stock Purchase Agreement dated as of December 17, 2020, by and among Whole Earth Brands, Inc., WSO Investments, Inc., WSO Holdings, LP, Edwards Billington and Son, Limited and WSO Holdings, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on December 17, 2020).
3.1	Certificate of Incorporation of Whole Earth Brands, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2020).
3.2	Bylaws of Whole Earth Brands, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2020).
3.3	Certificate of Domestication of Act II (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2020).
4.1	Specimen Common Stock Certificate of Whole Earth Brands, Inc. (incorporated by reference to Exhibit 4.5 of Act II’s Form S-4, filed with the SEC on May 11, 2020).
4.2	Amended and Restated Warrant Agreement dated as of June 25, 2020, by and between Whole Earth Brands, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2020).
4.3**	Description of the Registered Securities.
10.1	Sponsor Support Agreement dated as of December 19, 2019, by and among Act II Global LLC, Act II Global Acquisition Corp., Flavors Holdings Inc., MW Holdings I LLC, MW Holdings III LLC and Mafco Foreign Holdings, Inc. (incorporated by reference to Exhibit 10.1 of Act II’s Current Report on Form 8-K, filed with the SEC on December 23, 2019).
10.2	Amendment No. 1 to Sponsor Support Agreement dated as of February 12, 2020, by and among Act II Global LLC, Act II Global Acquisition Corp., Flavors Holdings Inc., MW Holdings I LLC, MW Holdings III LLC and Mafco Foreign Holdings, Inc. (incorporated by reference to Exhibit 10.1 of Act II’s Current Report on Form 8-K, filed with the SEC on February 13, 2020).

10.3	Amendment No. 2 to Sponsor Support Agreement dated as of June 15, by and among Act II Global LLC, Act II Global Acquisition Corp., Flavors Holdings Inc., MW Holdings I LLC, MW Holdings III LLC and Mafco Foreign Holdings, Inc. (incorporated by reference to Exhibit 10.1 of Act II’s Current Report on Form 8-K, filed with the SEC on June 16, 2020).
10.4#‡	Amendment and Restatement Agreement dated as of February 5, 2021, by and among Whole Earth Brands, Inc., certain domestic subsidiaries thereto, Toronto-Dominion (Texas) LLC, as administrative agent thereunder, and certain lenders signatory thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 8, 2021).
10.5	Form of Subscription Agreement by and between Act II Global Acquisition Corp. and the subscribers signatory thereto (incorporated by reference to Exhibit 10.3 of Act II’s Current Report on Form 8-K, filed with the SEC on February 13, 2020).
10.6	Registration Rights Agreement dated April 25, 2019, among Act II Global Acquisition Corp., Act II Global LLC and certain other security holders named therein (incorporated by reference to Exhibit 10.4 to Act II’s Current Report on Form 8-K, filed with the SEC on May 1, 2019).
10.7	Escrow Agreement dated as of June 25, 2020, by and among Act II Sponsor LLC, Whole Earth Brands, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2020).
10.8+	Whole Earth Brands, Inc. 2020 Long-Term Incentive Award Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2020).
10.9+	Form of Indemnity Agreement, between Whole Earth Brands, Inc. and its directors and officers (incorporated by reference to Exhibit 10.11 of Act II’s Form S-4/A, filed with the SEC on May 11, 2020).
10.10+	Letter Agreement dated November 16, 2019, by and among Merisant Company, Flavors Holdings Inc. and Andy Rusie (incorporated by reference to Exhibit 10.13 of Act II’s S-4/A, filed with the SEC on April 10, 2020).
10.11+	Offer Letter, dated as of January 25, 2016, by and between Merisant Company 2 SARL and Albert Manzone (incorporated by reference to Exhibit 10.14 of Act II’s Form S-4, filed with the SEC on April 10, 2020).
10.12+	Amendment to Offer Letter dated as of July 1, 2017, by and between Merisant Company 2 SARL and Albert Manzone (incorporated by reference to Exhibit 10.15 of Act II’s Form S-4/A, filed with the SEC on April 10, 2020).
10.13+	2018 Amendment to Offer Letter dated as of November 4, 2018, by and between Merisant Company 2 SARL and Albert Manzone (incorporated by reference to Exhibit 10.16 of Act II’s Form S-4/A, filed with the SEC on April 10, 2020).
10.14+	3rd Amendment to Offer Letter dated as of June 10, 2019, by and between Merisant Company 2 SARL and Albert Manzone (incorporated by reference to Exhibit 10.17 of Act II’s Form S-4/A, filed with the SEC on April 10, 2020).
10.15+	4th Amendment to Offer Letter dated as of July 23, 2019, by and between Merisant Company 2 SARL and Albert Manzone (incorporated by reference to Exhibit 10.18 of Act II’s Form S-4/A, filed with the SEC on April 10, 2020).
10.16+	5th Amendment to Offer Letter dated as of September 9, 2019, by and between Merisant Company 2 SARL and Albert Manzone (incorporated by reference to Exhibit 10.19 of Act II’s Form S-4/A, filed with the SEC on April 10, 2020).
10.17+	Executive Employment Agreement dated as of January 1, 2014, by and between MacAndrews & Forbes Holdings Inc. and Lucas Bailey (incorporated by reference to Exhibit 10.20 of Act II’s Form S-4/A, filed with the SEC on April 10, 2020).
10.18+	First Amendment to Executive Employment Agreement dated as of May 13, 2015, by and between Mafco Worldwide Corporation and Lucas Bailey (incorporated by reference to Exhibit 10.21 of Act II’s Form S-4/A, filed with the SEC on April 10, 2020).
10.19+	Second Amendment to Executive Employment Agreement dated as of February 11, 2017, by and between Mafco Worldwide Corporation and Lucas Bailey (incorporated by reference to Exhibit 10.22 of Act II’s Form S-4/A, filed with the SEC on April 10, 2020).
10.20+	Fourth Amendment to Executive Employment Agreement dated as of May 8, 2018, by and between Mafco Worldwide LLC and Lucas Bailey (incorporated by reference to Exhibit 10.23 of Act II’s Form S-4/A, filed with the SEC on April 10, 2020).

10.21+	Fifth Amendment to Executive Employment Agreement dated as of December 19, 2019, by and between Mafco Worldwide Corporation and Lucas Bailey (incorporated by reference to Exhibit 10.24 of Act II’s Form S-4/A, filed with the SEC on April 10, 2020).
10.22	Letter Agreement dated April 25, 2019, among Act II Global Acquisition Corp., Act II Global LLC and certain other individuals signatory thereto (incorporated by reference to Exhibit 10.1 to Act II’s Current Report on Form 8-K, filed with the SEC on May 1, 2019).
10.23+	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2020).
10.24+	Form of Restricted Stock Unit Agreement for Non-U.S. Participants (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 6, 2020).
10.25+	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 6, 2020).
10.26+	Form of Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 6, 2020).
10.27+	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 6, 2020).
10.28**+	Flavors Holdings Inc. 2019 Long-Term Incentive Plan.
21.1**	List of Subsidiaries.
23.1**	Consent of Ernst & Young LLP, independent registered public accounting firm of the Company.
31.1*	Certification of Principal Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
104**	The cover page for the Company’s Annual Report on Form 10-K has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Previously filed with the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2021.
+	Indicates a management or compensatory plan
†	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.
#	Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.
‡	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item 601(b)(10).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2021.

WHOLE EARTH BRANDS, INC.
By:	/s/ Albert Manzone
Name: Albert Manzone
Title: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Albert Manzone	Chief Executive Officer and Director	April 30, 2021
Albert Manzone	(Principal Executive Officer)

/s/ Andrew Rusie	Chief Financial Officer	April 30, 2021
Andrew Rusie	(Principal Financial Officer and Principal Accounting Officer)

/s/ Irwin D. Simon	Executive Chairman of the Board of Directors	April 30, 2021
Irwin D. Simon

/s/ Anuraag Agarwal	Director	April 30, 2021
Anuraag Agarwal

/s/ Steven M. Cohen	Director	April 30, 2021
Steven M. Cohen

/s/ Denise Faltischek	Director	April 30, 2021
Denise Faltischek

/s/ Ira J. Lamel	Director	April 30, 2021
Ira J. Lamel

/s/ John M. McMillin	Director	April 30, 2021
John M. McMillin