Form 10-Q
period 2021-03-31
Whole Earth Brands, Inc.
filed 2021-05-14
CIK 1753706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 11, 2021, there were 38,426,669 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

WHOLE EARTH BRANDS, INC.
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1.         Financial Statements.

Whole Earth Brands, Inc.
Condensed Consolidated and Combined Financial Statements (Unaudited)
For the Quarter Ended March 31, 2021

Whole Earth Brands, Inc.
Condensed Consolidated Balance Sheets
(In thousands of dollars, except for share and per share data)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$27,806	$16,898
Accounts receivable (net of allowances of $723 and $955, respectively)	72,205	56,423
Inventories	191,837	111,699
Prepaid expenses and other current assets	11,807	5,045
Total current assets	303,655	190,065

Property, Plant and Equipment, net	49,752	47,285

Other Assets
Operating lease right-of-use assets	18,749	12,193
Goodwill	236,895	153,537
Other intangible assets, net	283,845	184,527
Deferred tax assets, net	2,479	2,671
Other assets	6,926	6,260
Total Assets	$902,301	$596,538

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$36,915	$25,200
Accrued expenses and other current liabilities	34,616	29,029
Contingent consideration payable	52,672	—
Current portion of operating lease liabilities	5,074	3,623
Current portion of long-term debt	3,750	7,000
Total current liabilities	133,027	64,852
Non-Current Liabilities
Long-term debt	385,257	172,662
Warrant liabilities	7,999	—
Deferred tax liabilities, net	52,722	23,297
Operating lease liabilities, less current portion	16,281	11,324
Other liabilities	16,230	15,557
Total Liabilities	611,516	287,692
Commitments and Contingencies (Note 9)	—	—
Stockholders’ Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 220,000,000 shares authorized; 38,426,669 shares issued and outstanding at March 31, 2021 and December 31, 2020	4	4
Additional paid-in capital	322,758	325,679
Accumulated deficit	(38,544)	(25,442)
Accumulated other comprehensive income	6,567	8,605
Total stockholders’ equity	290,785	308,846
Total Liabilities and Stockholders’ Equity	$902,301	$596,538
See Notes to Unaudited Consolidated and Combined Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated and Combined Statements of Operations
(In thousands of dollars, except for share and per share data)
(Unaudited)

	(Successor)	(Predecessor)
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Product revenues, net	$105,825	$65,972
Cost of goods sold	70,174	40,112
Gross profit	35,651	25,860

Selling, general and administrative expenses	32,907	16,048
Amortization of intangible assets	4,151	2,534
Asset impairment charges	—	40,600
Restructuring and other expenses	1,657	—

Operating loss	(3,064)	(33,322)

Change in fair value of warrant liabilities	(2,362)	—
Interest expense, net	(5,078)	(172)
Loss on extinguishment and debt transaction costs	(5,513)	—
Other income, net	310	1,721
Loss before income taxes	(15,707)	(31,773)
Benefit for income taxes	(3,682)	(3,118)
Net loss	$(12,025)	$(28,655)

Net loss per share – Basic and diluted	$(0.31)

See Notes to Unaudited Consolidated and Combined Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated and Combined Statements of Comprehensive Income (Loss)
(In thousands of dollars)
(Unaudited)

	(Successor)	(Predecessor)
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net loss	$(12,025)	$(28,655)
Other comprehensive income (loss), net of tax:
Net change in pension benefit obligations recognized	9	48
Foreign currency translation adjustments	(2,047)	(1,884)
Total other comprehensive loss, net of tax	(2,038)	(1,836)
Comprehensive loss	$(14,063)	$(30,491)
See Notes to Unaudited Consolidated and Combined Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated and Combined Statements of Equity
(In thousands of dollars)
(Unaudited)

(Predecessor)
Total Equity
Balance at December 31, 2019	$487,750
Funding to Parent, net	(12,262)
Net loss	(28,655)
Other comprehensive loss, net of tax	(1,836)
Balance at March 31, 2020	$444,997

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2020	38,426,669	$4	—	$—	$325,679	$(25,442)	$8,605	$308,846
Reclassification of Private Warrants (Note 1)	—	—	—	—	(7,062)	(1,077)	—	(8,139)
Transfer of Private Warrants to Public Warrants (Note 7)	—	—	—	—	2,502	—	—	2,502
Net loss	—	—	—	—	—	(12,025)	—	(12,025)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,038)	(2,038)
Stock-based compensation	—	—	—	—	1,639	—	—	1,639
Balance at March 31, 2021	38,426,669	$4	—	$—	$322,758	$(38,544)	$6,567	$290,785
See Notes to Unaudited Consolidated and Combined Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated and Combined Statements of Cash Flows
(In thousands of dollars)
(Unaudited)

	(Successor)	(Predecessor)
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Operating activities
Net loss	$(12,025)	$(28,655)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	1,639	—
Depreciation	969	679
Amortization of intangible assets	4,151	2,534
Deferred income taxes	3,402	(648)
Asset impairment charges	—	40,600
Pension	(115)	—
Amortization of inventory fair value adjustments	1,619	—
Non-cash loss on extinguishment of debt	4,435	—
Change in fair value of warrant liabilities	2,362	—
Changes in current assets and liabilities:
Accounts receivable	(1,341)	312
Inventories	(4,903)	3,959
Prepaid expenses and other current assets	665	(949)
Accounts payable, accrued liabilities and income taxes	(7,052)	(431)
Other, net	597	(2,791)
Net cash (used in) provided by operating activities	(5,597)	14,610

Investing activities
Capital expenditures	(1,544)	(894)
Acquisitions, net of cash acquired	(186,601)	—
Net cash used in investing activities	(188,145)	(894)

Financing activities
Proceeds from revolving credit facility	25,000	3,500
Repayments of revolving credit facility	(47,855)	(5,000)
Long-term borrowings	375,000	—
Repayments of long-term borrowings	(136,500)	—
Debt issuance costs	(11,589)	—
Funding to Parent, net	—	(12,430)
Net cash provided by (used in) financing activities	204,056	(13,930)

Effect of exchange rate changes on cash and cash equivalents	594	314
Net change in cash and cash equivalents	10,908	100
Cash and cash equivalents, beginning of period	16,898	10,395
Cash and cash equivalents, end of period	$27,806	$10,495

Supplemental disclosure of cash flow information
Interest paid	$4,491	$—
Taxes paid, net of refunds	$3,535	$1,070
See Notes to Unaudited Consolidated and Combined Financial Statements

Whole Earth Brands, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
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
Upon the completion of the Domestication, each of Act II’s then-issued and outstanding ordinary shares converted, on a one-for-one basis, into shares of common stock of Whole Earth Brands. In conjunction with the Business Combination, the Company issued an aggregate of 7,500,000 shares of Whole Earth Brands common stock and 5,263,500 private placement warrants (the “Private Warrants”) exercisable for 2,631,750 shares of Whole Earth Brands common stock to certain investors. On the date of Closing, the Company’s common stock and warrants began trading on The Nasdaq Stock Market under the symbols “FREE” and “FREEW,” respectively.
As a result of the Business Combination, for accounting purposes, Act II was deemed to be the acquirer and Mafco Worldwide and Merisant Company were deemed to be the acquired parties and, collectively, the accounting predecessor. The Company’s financial statement presentation includes the combined financial statements of Mafco Worldwide and Merisant Company as the “Predecessor” for periods prior to the completion of the Business Combination and includes Whole Earth Brands, Inc. and its subsidiaries for periods after the Closing (referred to as the “Successor”).
Basis of Presentation—The accompanying unaudited consolidated and combined interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. The balance sheet data as of December 31, 2020 was derived from the audited consolidated financial statements. These unaudited condensed consolidated and combined interim financial statements should be read in conjunction with the Company’s audited consolidated and combined financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K.
In the opinion of management, the financial statements contain all adjustments necessary to state fairly the financial position of the Company as of March 31, 2021 and the results of operations and cash flows for all periods presented. All adjustments reflected in the accompanying unaudited consolidated and combined financial statements, which management believes are necessary to state fairly the financial position, results of operations and cash flows, have been reflected and are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation.
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

Whole Earth Brands, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

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
In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-7, “Compensation - Retirement Benefits (Topic 715).” Under the new guidance, employers are required to present the service cost component of net periodic benefit cost in the same statement of operations caption as other employee compensation costs arising from services rendered during the period. Employers are required to present the other components of the net periodic benefit cost separately from the caption that includes the service costs and outside of any subtotal of operating profit and are required to disclose the caption used to present the other components of net periodic benefit cost, if not presented separately on the statement of operations. The Company adopted ASU 2017-7 effective in the second quarter of 2020. The adoption of this standard did not have an effect on the Company’s historically reported net income (loss) but resulted in a presentation reclassification which increased the Company’s historically reported operating profit by $0.1 million for the three months ended March 31, 2020.
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
Restructuring and Employee Termination Benefits—During 2020, the Company adopted restructuring plans to streamline processes and realize cost savings by consolidating facilities and eliminating various positions in operations and general and administrative areas.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

In connection with the restructuring plans, the Company recognized facility exit and other related costs of $1.7 million in the three months ended March 31, 2021. Additionally, at both March 31, 2021 and December 31, 2020 the Company has accrued severance expense related to the restructuring plans of $1.0 million, which is recorded in accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets.
Warrant Liabilities—The Company accounts for the Private Warrants in accordance with Accounting Standards Codification “ASC” Topic 815, “Derivatives and Hedging”. Under the guidance contained in ASC Topic 815-40, the Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Private Warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. The liability is subject to re-measurement at each balance sheet date, and any change in fair value is recognized in the Company’s statement of operations. The Private Warrants are valued using a Black-Scholes option pricing model.
Based on the views expressed in the SEC’s Staff Statement of April 12, 2021 in which the SEC staff clarified its interpretations of certain generally accepted accounting principles related to certain terms common in warrants issued by Special Purpose Acquisition Companies (“SPACs”), the Company determined that the Private Warrants should be treated as derivative liabilities rather than as components of equity, as previously presented. Accordingly, the Company recorded out of period adjustments to the unaudited Condensed Consolidated Balance Sheet at January 1, 2021 to reclassify warrant liabilities of $8.1 million and transaction costs incurred by Act II of $1.1 million related to the issuance of the Private Warrants. Additionally, during the three months ended March 31, 2021, the Company recognized the cumulative effect of the error on prior periods by recording a $1.2 million gain in the Statement of Operations to reflect the cumulative decrease in the fair value of the Private Warrants from the date of issuance through December 31, 2020. The Company has concluded that this misstatement is not material to the current period or the previously filed financial statements. See Note 7 and Note 8.
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

Whole Earth Brands, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

The Company preliminarily recorded the fair value of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed as follows (in thousands):

Cash and cash equivalents	$10,062
Accounts receivable	45,769
Inventories	106,436
Prepaid expenses and other current assets	2,461
Property, plant and equipment, net	43,554
Operating lease right-of-use assets	12,541
Intangible assets	148,750
Deferred tax assets, net	1,065
Other assets	1,398
Total assets acquired	372,036
Accounts payable	18,590
Accrued expenses and other current liabilities	35,063
Current portion of operating lease liabilities	3,007
Operating lease liabilities, less current portion	12,208
Deferred tax liabilities, net	23,334
Other liabilities	16,227
Total liabilities assumed	108,429
Net assets acquired	263,607
Goodwill	123,129
Total Purchase Price	$386,736
The preliminary values allocated to identifiable intangible assets and their estimated useful lives are as follows:

Identifiable intangible assets	Fair Value (in thousands)	Useful life (in Years)
Customer relationships	$47,359	0.5 to 10
Tradenames	90,691	25
Product formulations	10,700	Indefinite
	$148,750
Goodwill represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and expected future market opportunities. Of the purchase price allocated to goodwill, a total of $2.5 million will be deductible for income tax purposes pursuant to Internal Revenue Code (“IRC”) Section 197 over a 15 year period.
The Company’s preliminary allocation of purchase price was based upon preliminary valuations performed to determine the fair value of the net assets as of the acquisition date and is subject to adjustments for up to one year after the closing date of the acquisition to reflect final valuations. The accounting for the Business Combination is not complete as the valuation for certain acquired assets and liabilities have not been finalized. These final valuations of the assets and liabilities could have a material impact on the preliminary purchase price allocation disclosed above. The allocation of purchase price will be finalized by the end of the second quarter of 2021.
In the first quarter of 2021, the Company recorded measurement period adjustments to its allocation of purchase price resulting in an increase in deferred tax liabilities, net of $0.2 million, other liabilities of $0.7 million and goodwill of $0.9 million.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

Direct transaction-related costs consist of costs incurred in connection with the Business Combination. Act II incurred transaction costs of $18.1 million prior to the Business Combination which are reflected within the accumulated deficit within the Consolidated Statement of Equity. During the three months ended March 31, 2021, the Company reclassified $1.1 million of Act II transaction costs related to the issuance of the Private Warrants that had been previously recorded in additional paid-in capital in connection with the Business Combination to accumulated deficit (See Note 1).
Swerve Acquisition—On November 10, 2020, the Company executed and closed a definitive Equity Purchase Agreement (the “Purchase Agreement”) with RF Development, LLC (“RF Development”), Swerve, L.L.C. (“Swerve LLC”) and Swerve IP, L.L.C. (“Swerve IP” and together with Swerve LLC, “Swerve”). Swerve is a manufacturer and marketer of a portfolio of zero sugar, keto-friendly, and plant-based sweeteners and baking mixes. The Company purchased all of the issued and outstanding equity interests of both Swerve LLC and Swerve IP from RF Development for $80 million in cash, subject to customary post-closing adjustments. In connection with the acquisition of Swerve, the Company incurred transaction-related costs of $0.3 million in the three months ended March 31, 2021. Swerve is included within the Company’s Branded CPG reportable segment. Swerve’s results are included in the Company’s consolidated statement of operations from the date of acquisition.
The following summarizes the preliminary purchase consideration (in thousands):

Base cash consideration	$80,000
Closing adjustment	(968)
Total Purchase Price	$79,032
The Company preliminarily recorded the fair value of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed as follows (in thousands):

Accounts receivable	$3,223
Inventories	6,824
Prepaid expenses and other current assets	223
Property, plant and equipment, net	143
Operating lease right-of-use assets	76
Intangible assets	36,300
Other assets	3
Total assets acquired	46,792
Accounts payable	3,477
Accrued expenses and other current liabilities	288
Current portion of operating lease liabilities	48
Operating lease liabilities, less current portion	28
Total liabilities assumed	3,841
Net assets acquired	42,951
Goodwill	36,081
Total Purchase Price	$79,032
The preliminary values allocated to identifiable intangible assets and their estimated useful lives are as follows:

Identifiable intangible assets	Fair Value (in thousands)	Useful life (in Years)
Customer relationships	$3,200	10
Tradenames	33,100	25
	$36,300

Whole Earth Brands, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
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
Wholesome Acquisition—On December 17, 2020, the Company entered into a stock purchase agreement (the “Wholesome Purchase Agreement”) with WSO Investments, Inc. (“WSO Investments” and together with its subsidiaries “Wholesome” and affiliates). WSO Investments is the direct parent of its wholly-owned subsidiary Wholesome Sweeteners, Incorporated, which was formed to import, market, distribute, and sell organic sugars, unrefined specialty sugars, and related products. Wholesome is included within the Company’s Branded CPG reportable segment. Wholesome’s results are included in the Company’s consolidated statement of operations from the date of acquisition.
On February 5, 2021, pursuant to the terms of the Wholesome Purchase Agreement, the Company purchased and acquired all of the issued and outstanding shares of capital stock for an initial cash purchase price of $180 million plus up to an additional $55 million (the “Earn-Out Amount”) upon the satisfaction of certain post-closing financial metrics. Subject to the terms and conditions of the Wholesome Purchase Agreement payment of the Earn-Out Amount, in whole or in part, is subject to Wholesome achieving certain EBITDA thresholds at or above approximately $30 million during the period beginning August 29, 2020, and ending December 31, 2021 and is expected to be paid by March 31, 2022. A portion of the Earn-Out Amount (up to $27.5 million) may be paid, at the Company’s election, in freely tradeable, registered shares of Company common stock. In connection with the acquisition of Wholesome, the Company incurred transaction-related costs of $4.5 million in the three months ended March 31, 2021.
The following summarizes the preliminary purchase consideration (in thousands):

Base cash consideration	$180,000
Estimated closing adjustment	10,233
Fair value of Earn-Out Amount	52,395
Total Purchase Price	$242,628

Whole Earth Brands, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

The Company preliminarily recorded the fair value of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed as follows (in thousands):

Cash and cash equivalents	$2,664
Accounts receivable	15,892
Inventories	78,694
Prepaid expenses and other current assets	775
Property, plant and equipment, net	2,763
Operating lease right-of-use assets	7,585
Intangible assets	106,400
Other assets	1,291
Total assets acquired	216,064
Accounts payable	5,251
Accrued expenses and other current liabilities	13,306
Current portion of operating lease liabilities	1,435
Operating lease liabilities, less current portion	6,150
Deferred tax liabilities, net	27,033
Total liabilities assumed	53,175
Net assets acquired	162,889
Goodwill	79,739
Total Purchase Price	$242,628
The preliminary values allocated to identifiable intangible assets and their estimated useful lives are as follows:

Identifiable intangible assets	Fair Value (in thousands)	Useful life (in Years)
Customer relationships	$57,600	10
Tradenames	48,800	25
	$106,400
Goodwill represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and expected future market opportunities. Of the purchase price allocated to goodwill, a total of $4.7 million will be deductible for income tax purposes pursuant to IRC Section 197 over a 9 year period.
The Company’s preliminary allocation of purchase price was based upon preliminary valuations performed to determine the fair value of the net assets as of the acquisition date and is subject to adjustments for up to one year after the closing date of the acquisition to reflect final valuations. The accounting for the Wholesome acquisition is not complete as the valuation for certain acquired assets and liabilities have not been finalized. These final valuations of the assets and liabilities could have a material impact on the preliminary purchase price allocation disclosed above.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

Pro Forma Financial Information—The following unaudited pro forma financial information summarizes the results of operations for the Company as though the Business Combination and Swerve acquisition had occurred on January 1, 2019 and the Wholesome acquisition had occurred on January 1, 2020 (in thousands):

	Pro Forma Statements of Operations
	Three Months Ended
	March 31, 2021	March 31, 2020
Revenue	$126,205	$117,885
Net income (loss)	$3,951	$(47,771)
The unaudited pro forma financial information does not assume any impacts from revenue, cost or other operating synergies that could be generated as a result of the acquisitions. The unaudited pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved had the Business Combination and Swerve acquisitions been consummated on January 1, 2019 and the Wholesome acquisition been consummated on January 1, 2020.
The Successor and Predecessor periods have been combined in the pro forma for the three months ended March 31, 2021 and 2020 and include adjustments to reflect intangible asset amortization based on the economic values derived from definite-lived intangible assets, interest expense on the new debt financing, depreciation expense for certain property, plant and equipment that have been adjusted to fair value, and the release of the inventory fair value adjustments into cost of goods sold. These adjustments are net of taxes.
NOTE 3: LEASES
The Company’s lease portfolio includes a factory building, office space, warehouses, material handling equipment, vehicles and office equipment. Included in the Wholesome purchase price allocation are right-of-use assets and operating lease liabilities of $7.6 million related to two leases acquired. All leases are classified as operating leases.
The right-of-use asset is subsequently measured throughout the lease term at the carrying amount of the lease liability. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease expense for the three months ended March 31, 2021was $1.1 million. Lease expense under prior lease accounting rules for the three months ended March 31, 2020 was $1.1 million. The Company subleases certain of its unused office space to third parties. These subleases generated sublease income of $0.2 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.
The following table presents the future maturities of the Company’s lease obligations as of March 31, 2021 (in thousands):

Remainder of 2021	$4,356
2022	5,441
2023	5,389
2024	3,712
2025	2,593
Thereafter	1,524
Total lease payments	23,015
Less: imputed interest	1,660
Total operating lease liabilities	$21,355
The weighted-average remaining lease term is 4.4 years and the weighted-average discount rate is 3.57%.
Cash paid for amounts included in the measurement of the lease liability and for supplemental non-cash information for the three months ended March 31, 2021 was $1.2 million.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

NOTE 4: INVENTORIES
Inventories consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials and supplies	$109,713	$66,487
Work in process	1,130	562
Finished goods	80,994	44,650
Total inventories	$191,837	$111,699

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets consisted of the following (in thousands):

	March 31, 2021			December 31, 2020
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Other intangible assets subject to amortization
Customer relationships (useful life of 5 to 10 years)	$107,891	$(5,525)	$102,366	$50,877	$(3,020)	$47,857
Tradenames (useful life of 25 years)	174,416	(3,637)	170,779	128,155	(2,185)	125,970
Total	$282,307	$(9,162)	$273,145	$179,032	$(5,205)	$173,827
Other intangible assets not subject to amortization
Product formulations			10,700			10,700
Total other intangible assets, net			283,845			184,527
Goodwill			236,895			153,537
Total goodwill and other intangible assets			$520,740			$338,064
At March 31, 2021 and December 31, 2020, goodwill at Branded CPG was $233.6 million and $150.3 million, respectively, and goodwill at Flavors & Ingredients was $3.3 million and $3.2 million, respectively.
The Successor’s amortization expense for intangible assets was $4.2 million for the three months ended March 31, 2021. The Predecessor’s amortization expense for intangible assets was $2.5 million for the three months ended March 31, 2020.
Amortization expense relating to amortizable intangible assets as of March 31, 2021 for the next five years is expected to be as follows (in thousands):

Remainder of 2021	$14,180
2022	18,907
2023	18,907
2024	18,907
2025	18,673
2026	18,453

Whole Earth Brands, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

NOTE 6: DEBT
Debt consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Term Loan	$375,000	$136,500
Revolving credit facility	25,000	47,855
Less: current portion	(3,750)	(7,000)
Less: unamortized discount and debt issuance costs	(10,993)	(4,693)
Total long-term debt	$385,257	$172,662
On December 31, 2020, the Company’s senior secured loan agreement consisted of a senior secured first lien term loan facility of $140 million and a first lien revolving credit facility of up to $50 million. As of December 31, 2020, there were $2.1 million of outstanding letters of credit that reduced the Company’s availability under the revolving credit facility.
As of December 31, 2020, term loan borrowings were $131.8 million, net of debt issuance costs of $4.7 million. There were $47.9 million of borrowings under the revolving credit facility as of December 31, 2020. Additionally, as of December 31, 2020, the Company’s unamortized debt issuance costs related to the revolving credit facility were $1.7 million which are included in other assets in the condensed consolidated balance sheet.
In connection with the closing of the Wholesome Transaction, on February 5, 2021, further discussed in Note 2, the Company and certain of its subsidiaries entered into an amendment and restatement agreement (the “Amendment Agreement”) with Toronto Dominion (Texas) LLC, which amended and restated its existing senior secured loan agreement dated as of June 25, 2020 (as amended on September 4, 2020, the “Existing Credit Agreement,” and as further amended by the Amendment Agreement, the “Amended and Restated Credit Agreement”), by and among Toronto Dominion (Texas) LLC, as administrative agent, certain lenders signatory thereto and certain other parties.
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
Loans outstanding under the Credit Facilities accrue interest at a rate per annum equal to (i) with respect to the Revolving Facility and letters of credit, (A) 2.75%, in the case of base rate advances, and (B) 3.75% in the case of LIBOR advances, and (ii) with respect to the Term Loan Facility, (A) 3.50%, in the case of base rate advances, and (B) 4.50% in the case of LIBOR advances, with a LIBOR floor of 1.00% with respect to the Term Loan Facility, and 0.00% with respect to the Revolving Facility and letters of credit, and base rate based on the highest of the prime rate, the federal funds rate plus 0.50%, LIBOR for a one-month interest period plus 1.00%, and with respect to the Revolving Facility and letters of credit, 0.00%, or with respect to the Term Loan Facility, 2.0%, and undrawn amounts under the Revolving Facility will accrue a commitment fee at a rate per annum equal to 0.50% on the average daily undrawn portion of the commitments thereunder. As of March 31, 2021, there were $2.1 million of outstanding letters of credit that reduced the Company’s availability under the revolving credit facility. The Company’s unamortized debt issuance costs related to the revolving credit facility were $2.1 million as of March 31, 2021 and are included in other assets in the condensed consolidated balance sheet.
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

Whole Earth Brands, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

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
As of the date of the amendment of the credit facilities, the aggregate unamortized debt issuance costs totaled $6.2 million, of which $4.4 million were expensed as a loss on extinguishment of debt. Additionally, in connection with the Amended and Restated Credit Agreement, the Company paid fees to certain lenders of $3.8 million, which are considered a debt discount, all of which were deferred, and incurred transaction costs of $8.9 million, of which $7.8 million was deferred and $1.1 million was expensed as part of loss on extinguishment and debt transaction costs.

NOTE 7: WARRANTS
As of the date of the Business Combination, the Company had approximately 20,263,500 warrants outstanding, consisting of (i) 15,000,000 public warrants originally sold as part of the units issued in Act II's initial public offering (the “Public Warrants”) and (ii) 5,263,500 Private Warrants that were sold by Act II to the PIPE Investors in conjunction with the Business Combination (collectively with the Public Warrants, the “Warrants”). Each warrant is exercisable for one-half of one share of the Company’s common stock at a price of $11.50 per whole share, subject to adjustment. Warrants may only be exercised for a whole number of shares as no fractional shares will be issued. As of March 31, 2021 and December 31, 2020, the Company had approximately 17,256,300 and 15,982,520 Public Warrants outstanding, respectively, and approximately 3,007,200 and 4,280,980 Private Warrants outstanding, respectively.
The exercise price and number of ordinary shares issuable upon exercise of the Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. If the number of shares of Common Stock purchasable upon the exercise of the Warrants is adjusted, the Warrant price shall be adjusted proportionally. In no event will the Company be required to net cash settle the Warrants. Additionally, the Warrants became exercisable as of July 27, 2020 and expire five years from the date of the Business Combination or earlier upon redemption or liquidation.
There were no Warrants exercised as of March 31, 2021.
Public Warrants—The Public Warrants are subject to redemption by the Company:
•in whole and not in part;
•at a price of $0.01 per public warrant
•upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
•if, and only if, the reported last sale price of the ordinary shares for any 20 trading days within a 30-day trading period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders equals or exceeds $18 per share (as adjusted).
The Company may not redeem the warrants as described above unless a registration statement under the Securities Act covering the issuance of the ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those ordinary shares is available throughout the 30-day redemption period. If any such registration statement does not remain effective after closing of the Business Combination, the Company has the right to redeem the warrants on a “cashless” exercise basis. The public warrant holders only have the right to exercise their warrants pursuant to a “cashless” exercise if the Company does not maintain an effective registration statement.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

Private Warrants—The Private Warrants are identical to the Public Warrants, except that so long as they are held by the PIPE Investors or any permitted transferees, as applicable, the Private Warrants: (i) may be exercised for cash or on a cashless basis, (ii) were not allowed to be transferred, assigned or sold until thirty (30) days after the closing of the Business Combination, and (iii) shall not be redeemable by the Company. Upon the transfer of a Private Warrant to a party other than a PIPE Investor or a permitted transferee, the Private Warrants become Public Warrants and the fair market value of the Private Warrants at the date of transfer is reclassified to equity. See Note 1 for additional discussion.
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
Contingent Consideration Payable—The Company measures the contingent consideration payable at fair value. The fair value of the contingent consideration utilized Level 3 inputs as it is based on significant inputs not observable in the market as of March 31, 2021, such as projected financial information and discount rate.
Debt—The Company measures its term loan and revolving facilities at original carrying value including accrued interest, net of unamortized deferred financing costs and fees. The fair value of the credit facilities approximates carrying value, as they consist of variable rate loans.
Warrant Liabilities—The Company classifies its Private Warrants as liabilities in accordance with ASC Topic 815. The Company estimates the fair value of the Private Warrants using a Black-Scholes options pricing model. The fair value of the Private Warrants utilized Level 3 inputs as it is based on significant inputs not observable in the market as of March 31, 2021.
The fair value of the Private Warrants was estimated at March 31, 2021 using a Black-Scholes options pricing model and the following assumptions:

Input	March 31, 2021
Asset price	$13.04
Exercise price	$11.50
Risk-free interest rate	0.7%
Expected volatility	45.0%
Expected term (years)	4.24
Dividend yield	0.0%

Whole Earth Brands, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

The fair value of warrant liabilities as of March 31, 2021 was $8.0 million. The changes in the warrant liabilities during the three months ended March 31, 2021 were as follows (in thousands):

Reclassification of fair value of Private Warrants to warrant liabilities as of January 1, 2021	$8,139
Cumulative impact of change in fair value of Private Warrants in 2020	(1,161)
Transfer of Private Warrants to Public Warrants	(2,502)
Change in fair value of warrant liabilities in Q1 2021	3,523
Fair value of warrant liabilities as of March 31, 2021	$7,999
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
As of March 31, 2021, the Company had obligations to purchase $35 million of raw materials through 2026; however, it is unable to make reasonably reliable estimates of the timing of such payments.
NOTE 10: INCOME TAXES
For the Successor period, the Company’s provision for income taxes consists of U.S., state and local, and foreign taxes. The Company has significant operations in various locations outside the U.S. The annual effective tax rate is a composite rate reflecting the earnings in the various locations at their applicable statutory tax rates.
For the Predecessor period, income taxes as presented herein attribute current and deferred income taxes of the Company’s financial statements in a manner that is systematic, rational, and consistent with the asset and liability method described by ASC Topic 740, “Income Taxes.” Accordingly, the Company’s income tax provision during the predecessor period was prepared following the separate return method. The separate return method applies ASC Topic 740 to the stand-alone financial statements of each member of the consolidated group as if the group member were a separate taxpayer and a stand-alone enterprise. Use of the separate return method may result in differences when the sum of the amounts allocated to stand-alone tax provisions are compared with amounts presented in consolidated financial statements. In that event, the related deferred tax assets and liabilities could be significantly different from those presented herein. The consolidated financial statements reflect the Company’s portion of income taxes payable as if the Company had been a separate taxpayer.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. Under ASC Topic 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increased the limitation under IRC Section 163(j) for 2020 and 2021 to permit additional expensing of interest (ii) enacted a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k) (iii) made modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2019, 2020, and 2021 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhanced recoverability of alternative minimum tax credit carryforwards. The income tax provisions of the CARES Act had limited applicability to the Company and did not have a material impact on the Company’s consolidated financial statements.
The Successor’s income tax benefit was $3.7 million for the three months ended March 31, 2021. The effective tax rate for the three months ended March 31, 2021 was an income tax benefit of 23.4% on a pretax loss of $15.7 million which differs from the statutory federal rate of 21% primarily due to certain non-deductible expenses including transaction costs, the change in the fair value of warrant liabilities, stock-based compensation expense and the U.S. tax effect of international operations including Global Intangible Low-Taxed Income (“GILTI”) recorded during the period.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

The Predecessor’s income tax benefit was $3.1 million for the three months ended March 31, 2020. The Predecessor’s effective tax rate for the three months ended March 31, 2020 was an income tax benefit of 9.8% on a pretax loss of $31.8 million which differs from the statutory federal rate of 21% primarily due to state and local taxes and the U.S. tax effect of international operations.
As of March 31, 2021 and December 31, 2020, the Company had an uncertain tax position liability of $1.2 million and $0.6 million, respectively, including interest and penalties. The unrecognized tax benefits include amounts related primarily to various foreign tax issues.
NOTE 11: PENSION BENEFITS
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
In February 2021, the Compensation Committee approved the termination of the Company’s qualified defined benefit retirement plan. During 2021, the Company expects to offer a lump-sum payout to plan participants prior to completing the purchase of annuity contracts that will transfer the remaining pension obligation to an insurance company.
The components of net periodic benefit (credit) cost for the Company’s defined benefit pension plans for the Successor and Predecessor were as follows (in thousands):

	(Successor)	(Predecessor)
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Service cost	$16	$14
Interest cost	259	51
Expected return on plan assets	(399)	—
Recognized actuarial loss	9	40
Net periodic benefit (credit) cost	$(115)	$105
Net periodic benefit (credit) cost is reflected in the Company’s consolidated financial statements as follows for the Successor and Predecessor periods presented (in thousands):

	(Successor)	(Predecessor)
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Selling, general and administrative expense	$16	$14
Other income, net	(131)	91
Net periodic benefit (credit) cost	$(115)	$105
The Company currently does not expect to make contributions to its funded defined benefit pension plan in 2021 due to the funded status.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

NOTE 12: STOCK-BASED COMPENSATION

On June 24, 2020, the Whole Earth Brands, Inc. 2020 Long-Term Incentive Plan (the “Plan”) was approved for the purpose of promoting the long-term financial interests and growth of the Company and its subsidiaries by attracting and retaining management and other personnel and key service providers. The Plan provides for the granting of stock options (“SOs”), stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance shares, performance share units (“PSUs”) and other stock-based awards to officers, employees and non-employee directors of, and certain other service providers to, the Company and its subsidiaries. These awards are settled in shares of the Company’s stock and therefore classified as equity awards. Under the terms of the Plan an aggregate of 9,300,000 shares of common stock are authorized for issuance under the Plan.
In the first quarter of 2021, the Company granted RSUs under the Plan which vest ratably on the anniversary of the grant date over a period of one to three years, depending on the specific terms of each RSU agreement.
Stock-based compensation expense for the three months ended March 31, 2021 was $1.6 million.
A summary of activity and weighted average fair values related to the RSUs is as follows:

	Three Months Ended March 31, 2021
	Shares	Weighted Average Fair Value
Outstanding at December 31, 2020	633,057	$8.34
Granted	534,144	13.58
Vested	(640)	8.34
Forfeited	(14,118)	8.34
Outstanding and nonvested at March 31, 2021	1,152,443	$10.77
A summary of activity and weighted average fair values related to the RSAs is as follows:

	Three Months Ended March 31, 2021
	Shares	Weighted Average Fair Value
Outstanding at December 31, 2020	68,946	$8.34
Granted	—	—
Outstanding and nonvested at March 31, 2021	68,946	$8.34
As of March 31, 2021, the Company had not yet recognized compensation costs on nonvested awards as follows (in thousands):

	Unrecognized Compensation Cost	Weighted Ave. Remaining Recognition Period (in years)
Nonvested awards	$10,401	1.15

Whole Earth Brands, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

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
NOTE 14: EARNINGS PER SHARE
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
For the three months ended March 31, 2021, 20,263,500 warrants were excluded from the calculation as these warrants were anti-dilutive.
For the three months ended March 31, 2021, 1,152,443 restricted stock units and 68,946 restricted stock awards, respectively, each weighted for the portion of the period for which they were outstanding, were excluded from the computation of diluted earnings per share as the effect was determined to be anti-dilutive.
The computation of basic and diluted loss per common share for the three months ended March 31, 2021 is shown below (in thousands, except for share and per share data).

(Successor)
Three Months Ended March 31, 2021
EPS numerator:
Net loss attributable to common shareholders	$(12,025)

EPS denominator:
Weighted average shares outstanding - basic	38,430,742
Effect of dilutive securities	—
Weighted average shares outstanding - diluted	38,430,742

Net loss per share:
Basic	$(0.31)
Diluted	$(0.31)

Whole Earth Brands, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

NOTE 15: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes accumulated other comprehensive income (loss) (“AOCI”), net of taxes, by component (in thousands):

	Net Currency Translation Gains (Losses)	Funded Status of Benefit Plans	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019 (Predecessor)	$2,885	$(10,944)	$(8,059)
Other comprehensive loss before reclassifications	(1,884)	—	(1,884)
Amounts reclassified from AOCI	—	48	48
Balance at March 31, 2020 (Predecessor)	$1,001	$(10,896)	$(9,895)

Balance at December 31, 2020 (Successor)	$7,774	$831	$8,605
Other comprehensive loss before reclassifications	(2,047)	—	(2,047)
Amounts reclassified from AOCI	—	9	9
Balance at March 31, 2021 (Successor)	$5,727	$840	$6,567
NOTE 16: RELATED PARTY TRANSACTIONS
The Predecessor participated in MacAndrews & Forbes’ (“MacAndrews”) directors and officer’s insurance program, which covered the Predecessor along with MacAndrews and its other affiliates. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. For the three months ended March 31, 2020, the Predecessor reimbursed MacAndrews an immaterial amount for its allocable portion of the premiums for such coverage, which the Predecessor believed was more favorable than the premiums that it could have secured were it to secure its own coverage. The Predecessor also participated in certain other insurance programs with MacAndrews under which it paid premiums directly to the insurance broker.
In March 2018, the Predecessor entered into a revolving credit agreement with Wesco US LLC, an indirect and wholly-owned subsidiary of Merisant. This revolving credit facility, as amended, had a maturity date of January 3, 2022 and provided for maximum outstanding borrowings of up $9.0 million. The revolving credit facility was unsecured and bore interest at 3-month LIBOR plus 4.0% and provided for periodic interest payments with all principal due upon maturity. MacAndrews had the right to accept or reject any borrowing request made by the Predecessor pursuant to the revolving credit agreement in its sole discretion. The outstanding balance on the revolving credit agreement at June 25, 2020 was $3.4 million and was forgiven by MacAndrews in connection with the Business Combination. Outstanding borrowings at March 31, 2020 were $6.9 million and the interest rate was 5.22%. Interest expense for the three months ended March 31, 2020 was approximately $0.1 million.
In July 2020, the Company entered into an agreement with Watermill Institutional Trading LLC, a registered broker-dealer (“Watermill”), to act as one of the Company’s financial advisors for a 12-month period commencing July 22, 2020 for total consideration of $0.9 million, of which $0.2 million was expensed in the three months ended March 31, 2021. Additionally, the Company incurred additional expense of $2.0 million related to services provided by Watermill in connection with the acquisition of Wholesome. A former director of Act II is a registered representative of Watermill and is providing services directly to the Company under the agreement.
NOTE 17: BUSINESS SEGMENTS
The Company has two reportable segments: Branded CPG and Flavors & Ingredients. In addition, beginning with the first quarter of 2021, the Company’s corporate office functions are now reported and included under Corporate. Corporate is not a reportable or operating segment but is included for reconciliation purposes and includes the costs for the corporate office administrative activities as well as transaction-related and other costs. Certain prior year amounts have been reclassified to conform to the current presentation. The Company does not present assets by reportable segments as they are not reviewed by the Chief Operating Decision Maker for purposes of assessing segment performance and allocating resources.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

The following table presents selected financial information relating to the Company’s business segments (in thousands):

	(Successor)	(Predecessor)
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Product revenues, net
Branded CPG	$81,797	$40,219
Flavors & Ingredients	24,028	25,753
Total product revenues, net	$105,825	$65,972

Operating income (loss)
Branded CPG	$10,159	$(6,755)
Flavors & Ingredients	972	(24,010)
	11,131	(30,765)
Corporate	(14,195)	(2,557)
Total operating income (loss)	$(3,064)	$(33,322)
The following table presents geographic information based upon revenues of the Company’s major geographic markets (in thousands):

	(Successor)	(Predecessor)
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Branded CPG:
North America	$51,970	$15,248
Europe	19,414	15,970
India, Middle East and Africa	2,643	2,056
Asia-Pacific	5,226	4,172
Latin America	2,544	2,773
Flavors & Ingredients	24,028	25,753
Total product revenues, net	$105,825	$65,972

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read together with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“Annual Report”) and our unaudited condensed consolidated and combined financial statements and the related notes appearing elsewhere in this Quarterly Report. For purposes of this section, “Whole Earth Brands,” the “Company,” “we,” or “our” refer to (i) Mafco Worldwide & Merisant and their subsidiaries (“Predecessor”) for the Period from January 1 2020 through March 31, 2020 (each referred to herein as a “Predecessor Period”) prior to the consummation of the Business Combination and (ii) Whole Earth Brands, Inc. and its subsidiaries (the “Successor”) for the period from January 1, 2021 through March 31, 2021 (the “Successor Period”) after the Business Combination, unless the context otherwise requires.
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
Forward-looking statements may be accompanied by words such as “achieve,” “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “drive,” “estimate,” “expect,” “forecast,” “future,” “grow,” “improve,” “increase,” “intend,” “may,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or similar words, phrases or expressions. These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to achieve or maintain profitability; the extent of the impact of the COVID-19 pandemic, including the duration, spread, severity, and any recurrence of the COVID-19 pandemic, the duration and scope of related government orders and restrictions, the impact on our employees, and the extent of the impact of the COVID-19 pandemic on overall demand for our products; local, regional, national, and international economic conditions that have deteriorated as a result of the COVID-19 pandemic including the risks of a global recession or a recession in one or more of our key markets, and the impact they may have on us and our customers and management’s assessment of that impact; the projected financial information, anticipated growth rate, and market opportunity of our Branded CPG and Flavors & Ingredients business segments; the ability to maintain the listing of our securities on Nasdaq; the potential liquidity and trading of our public securities; our expected capital requirements and the availability of additional financing; our ability to attract or retain highly qualified personnel, including in accounting and finance roles; extensive and evolving government regulations that impact the way we operate; the effect of the reclassification and treatment of warrants pursuant ASC Topic 815-40; the impact of the COVID-19 pandemic on our suppliers, including disruptions and inefficiencies in the supply chain; factors relating to the business, operations and financial performance of our Branded CPG and Flavors & Ingredients segments; our success in integrating the various operating companies constituting Merisant and MAFCO; our ability to integrate our acquisitions and achieve the anticipated benefits of the transactions in a timely manner or at all; our ability to continue to use, maintain, enforce, protect and defend its owned and licensed intellectual property, including the Whole Earth® brand; and such other factors as discussed throughout, including in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.
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

•Branded CPG, comprised of our Merisant division of operating companies, Wholesome and Swerve, is a global CPG business focused on building a branded portfolio oriented toward serving customers seeking zero-calorie, low-calorie, natural, no-sugar-added and plant-based products. Our Branded CPG products are sold under both our global flagship brands as well as local and private label brands. Our global flagship brands include Whole Earth®, Pure Via®, Wholesome®, Swerve®, Canderel®, Equal® and existing branded adjacencies.
•Flavors & Ingredients, comprised of our Mafco Worldwide division of operating companies, is a global, business-to-business focused operation with a long history as a trusted supplier of essential, functional ingredients to some of the CPG industry’s largest and most demanding customers. Our products provide a variety of solutions to its customers including flavor enhancement, flavor / aftertaste masking, moisturizing, product mouth feel modification and skin soothing characteristics. Our Flavors & Ingredients segment operates our licorice-derived products business.
In addition, beginning with the first quarter of 2021, our corporate office functions are now reported and included under Corporate. Corporate is not a reportable segment. Certain prior year amounts have been reclassified to conform to the current presentation
Acquisition
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
On February 5, 2021, pursuant to the terms of the Wholesome Purchase Agreement, (i) the Company purchased and acquired all of the issued and outstanding shares of capital stock of WSO Investments from the WSO Sellers, for (x) an initial cash purchase price of $180 million (subject to customary post-closing adjustments), plus (y) as more thoroughly described below, up to an additional $55 million (the “Earn-Out Amount”) upon the satisfaction of certain post-closing financial metrics by Wholesome; and (ii) WSO Investments became an indirect wholly-owned subsidiary of the Company (collectively, the “Wholesome Transaction”). Subject to the terms and conditions of the Wholesome Purchase Agreement, and as more thoroughly described therein, payment of the Earn-Out Amount, in whole or in part, is subject to Wholesome achieving certain EBITDA thresholds at or above approximately $30 million during the period beginning August 29, 2020, and ending December 31, 2021. A portion of the Earn-Out Amount (up to $27.5 million) may be paid, at the Company’s election, in freely tradeable, registered shares of Company common stock. Calculation of the achievement of the Earn-Out Amount is subject to certain adjustments more thoroughly described in the Wholesome Purchase Agreement. While the Earn-Out Amount is currently expected to be payable in the first quarter of 2022, the payment could accelerate upon the breach by the Company of certain covenants more thoroughly described in the Wholesome Purchase Agreement.
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
There were no repurchases of our common stock under the stock repurchase plan.
Results of Operations
Consolidated

	(Successor)	(Predecessor)
(In thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Product revenues, net	$105,825	$65,972
Cost of goods sold	70,174	40,112
Gross profit	35,651	25,860
Selling, general and administrative expenses	32,907	16,048
Amortization of intangible assets	4,151	2,534
Asset impairment charges	—	40,600
Restructuring and other expenses	1,657	—
Operating loss	(3,064)	(33,322)
Change in fair value of warrant liabilities	(2,362)	—
Interest expense, net	(5,078)	(172)
Loss on extinguishment and debt transaction costs	(5,513)	—
Other income, net	310	1,721
Loss before income taxes	(15,707)	(31,773)
Benefit for income taxes	(3,682)	(3,118)
Net loss	$(12,025)	$(28,655)

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Product revenues, net. Product revenues, net for the three months ended March 31, 2021 were $105.8 million, an increase of $39.9 million, or 60.4%, from $66.0 million for the three months ended March 31, 2020 due to a $41.6 million increase in product revenues in the Branded CPG segment. The increase in Branded CPG revenues was due to $37.3 million of revenues related to the acquisitions of Wholesome and Swerve, $4.2 million of global organic Branded CPG growth, and the impact of foreign exchange, partially offset by a $1.7 million decrease in product revenues at Flavors & Ingredients, as further described below.
Cost of goods sold. Cost of goods sold for the three months ended March 31, 2021 was $70.2 million, an increase of $30.1 million, or 74.9%, from $40.1 million for the three months ended March 31, 2020. The increase was primarily driven by $28.2 million related to the acquisitions of Wholesome and Swerve (including $0.9 million of purchase accounting adjustments related to inventory), higher volumes at Branded CPG and $0.7 million of purchase accounting adjustments related to inventory revaluations at Flavors & Ingredients.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2021 were $32.9 million, an increase of $16.9 million from $16.0 million for the three months ended March 31, 2020, primarily due to $8.1 million of acquisition related transaction expenses, $3.7 million of selling, general and administrative expenses from the acquisitions of Wholesome and Swerve, $2.1 million for public company costs including both one-time costs as well as ongoing costs to operate a public company, a $1.5 million increase in bonus expense, and $1.4 million for stock-based compensation expense.
Amortization of intangible assets. Amortization of intangible assets for the three months ended March 31, 2021 was $4.2 million, an increase of $1.6 million, or 63.8%, from $2.5 million for the three months ended March 31, 2020 primarily due to amortization expense related to the intangible assets acquired as part of the Wholesome and Swerve acquisitions.
Asset impairment charges. There were no asset impairment charges for the three months ended March 31, 2021. Asset impairment charges were $40.6 million for the three months ended March 31, 2020 and included an impairment charge of $22.9 million related to indefinite-lived intangible assets and a goodwill impairment charge of $17.7 million. The goodwill impairment charge of $17.7 million was the result of the Flavors & Ingredients and Branded CPG segments reporting units carrying values exceeding their fair value by $6.6 million and $11.1 million, respectively.
Restructuring and other expenses. Restructuring and other expenses for the three months ended March 31, 2021 were $1.7 million and relate primarily to costs incurred to close our Camden, New Jersey facility.
Change in fair value of warrant liabilities. Change in fair value of warrant liabilities for the three months ended March 31, 2021 was a non-operating loss of $2.4 million, which is net of a $1.2 million non-operating gain that relates to the fiscal year ended December 31, 2020. See Notes 1, 7 and 8 to our unaudited condensed consolidated and combined financial statements for the three months ended March 31, 2021 for further discussion.
Interest expense, net. Interest expense, net for the three months ended March 31, 2021 was $5.1 million, an increase of $4.9 million from $0.2 million for the three months ended March 31, 2020. The increase was due to interest expense under our new credit facilities and the amortization of debt issuance costs.
Loss on extinguishment and debt transaction costs. Loss on extinguishment and debt transaction costs includes a $5.5 million pretax loss consisting of a write-off of unamortized debt issuance costs of $4.4 million and transaction costs of $1.1 million related to the amendment of our credit facilities on February 5, 2021.
Other income, net. Other income, net for three months ended March 31, 2021 was $0.3 million, a decrease of $1.4 million from $1.7 million for the three months ended March 31, 2020. The decrease was primarily due to lower foreign exchange gains in 2021 compared to 2020.

Benefit for income taxes. The benefit for income taxes for the three months ended March 31, 2021 was $3.7 million, an increase of $0.6 million from a tax benefit for income taxes of $3.1 million for the three months ended March 31, 2020. The effective tax rate for the three months ended March 31, 2021 was an income tax benefit of 23.4%, compared to an income tax benefit of 9.8% for the three months ended March 31, 2020. The effective tax rate for the three months ended March 31, 2021 differs from the statutory federal rate of 21% primarily due to certain non-deductible expenses including transaction costs, the change in the fair value of warrant liabilities, stock-based compensation expense and the U.S. tax effect of international operations including Global Intangible Low-Taxed Income (“GILTI”) recorded during the period.
Branded CPG

	(Successor)	(Predecessor)
(In thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Product revenues, net	$81,797	$40,219
Operating income (loss)	$10,159	$(6,755)
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Segment product revenues, net. Product revenues, net for Branded CPG for the three months ended March 31, 2021 were $81.8 million, an increase of $41.6 million from $40.2 million for three months ended March 31, 2020, primarily driven by $37.3 million of revenues related to the acquisitions of Wholesome and Swerve, a $4.3 million increase related to retail and e-commerce growth across the world and the favorable impact of foreign exchange, partially offset by lower food service revenues primarily in the U.S.
Segment operating income. Operating income for Branded CPG for the three months ended March 31, 2021 was $10.2 million, an increase of $16.9 million from an operating loss of $6.8 million for the three months ended March 31, 2020. The increase for the three months ended March 31, 2021 was primarily due to a goodwill impairment charge of $11.1 million recorded in the first quarter of 2020, additional operating income of $3.9 million related to the acquisitions of Wholesome and Swerve (which includes $0.9 million of purchase accounting adjustments related to inventory) as well as increased product revenues, partially offset by $1.2 million of bonus expense and $0.6 million of stock-based compensation expense.
Flavors & Ingredients

	(Successor)	(Predecessor)
(In thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Product revenues, net	$24,028	$25,753
Operating income (loss)	$972	$(24,010)
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Segment product revenues, net. Product revenues, net for Flavors & Ingredients for the three months ended March 31, 2021 were $24.0 million, a decrease of $1.7 million, or 6.7%, from $25.8 million for the three months ended March 31, 2020, primarily driven by higher product sales in the prior year due to COVID-19 as customers purchased our products ahead of the lockdowns across the world.
Segment operating income (loss). Operating income for Flavors & Ingredients for the three months ended March 31, 2021 was $1.0 million compared to an operating loss of $24.0 million in the three months ended March 31, 2020, primarily driven by asset impairment charges totaling $29.5 million recorded in the first quarter of 2020, partially offset by higher operating costs including $1.7 million of facility closure costs, $0.7 million of purchase accounting adjustments related to inventory revaluations and a $1.0 million increase in amortization expense due to purchase accounting revaluations.

Corporate
Beginning with the first quarter of 2021, the Company’s corporate office functions are now reported and included under Corporate. Corporate is not a reportable or operating segment.

	(Successor)	(Predecessor)
(In thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Operating loss	$(14,195)	$(2,557)
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Operating loss. Operating loss for Corporate for the three months ended March 31, 2021 was $14.2 million, an increase of $11.6 million, from $2.6 million for the three months ended March 31, 2020, primarily driven by $8.1 million of acquisition related transaction expenses, $2.1 million for public company costs including both one-time costs as well as ongoing costs to operate as a public company, $0.8 million for stock-based compensation expense and $0.5 million of increased bonuses.
Liquidity and Capital Resources
We have historically funded operations with cash flow from operations and, when needed, with borrowings, which are described below.
We believe our sources of liquidity and capital, and our Credit Facilities will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months.
The following table shows summary cash flow information for the three months ended March 31, 2021 and March 31, 2020 (in thousands):

	(Successor)	(Predecessor)
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net cash (used in) provided by operating activities	$(5,597)	$14,610
Net cash used in investing activities	(188,145)	(894)
Net cash provided by (used in) financing activities	204,056	(13,930)
Effect of exchange rates on cash and cash equivalents	594	314
Net change in cash and cash equivalents	$10,908	$100
Operating activities. Net cash used in operating activities was $5.6 million for the three months ended March 31, 2021 compared to cash provided by operating activities of $14.6 million for the three months ended March 31, 2020. The decrease was primarily attributable to lower cash flow from operating results driven by higher transaction-related expenses, unfavorable working capital changes and higher interest and tax payments. Cash paid for interest in the three months ended March 31, 2021 was $4.5 million and there was no cash paid for interest in the three months ended March 31, 2020. Cash paid for income taxes, net of income tax refunds, increased $2.5 million to $3.5 million in the three months ended March 31, 2021 compared to $1.1 million in the three months ended March 31, 2020.
Investing activities. Net cash used in investing activities was $188.1 million for the three months ended March 31, 2021 which included cash paid of $187.6 million, net of cash acquired, related to the acquisition of Wholesome, $1 million of cash received for the final working capital settlement related to the acquisition of Swerve and capital expenditures of $1.5 million. Net cash used in investing activities was $0.9 million in the three months ended March 31, 2020 and was entirely related to capital expenditures.

Financing activities. Net cash provided by financing activities was $204.1 million for the three months ended March 31, 2021 and reflects $400 million of proceeds from the Credit Facilities (as defined and described below), repayment of the revolving credit facility of $47.9 million, repayments of long-term debt of $136.5 million and payments of debt issuance costs of $11.6 million. Net cash used by financing activities was $13.9 million in the three months ended March 31, 2020 due to $5.0 million of payments, offset by $3.5 million of borrowings related to a prior revolving credit facility and $12.4 million due to funding to the parent.
Indebtedness
On December 31, 2020, our senior secured loan agreement consisted of a senior secured first lien term loan facility of $140 million and a first lien revolving credit facility of up to $50 million. As of December 31, 2020, there were $2.1 million of outstanding letters of credit that reduced our availability under the revolving credit facility.
As of December 31, 2020, term loan borrowings were $131.8 million, net of debt issuance costs of $4.7 million. There were $47.9 million of borrowings under the revolving credit facility as of December 31, 2020. Additionally, as of December 31, 2020, the Company’s unamortized debt issuance costs related to the revolving credit facility were $1.7 million which are included in other assets in the condensed consolidated balance sheet.
In connection with the Wholesome Transaction, on February 5, 2021, we entered into an amendment and restatement agreement (the “Amendment Agreement”) with Toronto Dominion (Texas) LLC, which amended and restated our existing senior secured loan agreement dated as of June 25, 2020 (as amended on September 4, 2020, the “Existing Credit Agreement,” and as further amended by the Amendment Agreement, the “Amended and Restated Credit Agreement”), by Toronto Dominion (Texas), LLC, as administrative agent, certain lenders signatory thereto and certain other parties.
The Amended and Restated Credit Agreement provides for senior secured financing consisting of the following credit facilities: (a) a senior secured term loan facility in the aggregate principal amount of $375 million (the “Term Loan Facility”); and (b) a revolving credit facility in an aggregate principal amount of up to $75 million (the “Revolving Facility,” and together with the Term Loan Facility, the “Credit Facilities”). The Revolving Facility has a $15 million sub-facility for the issuance of letters of credit and a $15 million sublimit for swing line loans. We used the proceeds under the Term Loan Facility to (i) repay and refinance existing indebtedness of WSO Investments; (ii) pay the cash consideration for the Wholesome Transaction; (iii) repay and refinance outstanding borrowings under the Existing Credit Agreement; and (iv) pay fees and expenses incurred in connection with the foregoing. The proceeds of the Revolving Facility can be used to finance working capital needs, for general corporate purposes, and for working capital adjustments payable under the Wholesome Purchase Agreement.
Loans outstanding under the Credit Facilities accrue interest at a rate per annum equal to (i) with respect to the Revolving Facility and letters of credit, (A) 2.75%, in the case of base rate advances, and (B) 3.75% in the case of LIBOR advances, and (ii) with respect to the Term Loan Facility, (A) 3.50%, in the case of base rate advances, and (B) 4.50% in the case of LIBOR advances, with a LIBOR floor of 1.00% with respect to the Term Loan Facility, and 0.00% with respect to the Revolving Facility and letters of credit, and base rate based on the highest of the prime rate, the federal funds rate plus 0.50%, LIBOR for a one-month interest period plus 1.00%, and with respect to the Revolving Facility and letters of credit, 0.00%, or with respect to the Term Loan Facility, 2.0%, and undrawn amounts under the Revolving Facility will accrue a commitment fee at a rate per annum equal to 0.50% on the average daily undrawn portion of the commitments thereunder. As of March 31, 2021, there were $2.1 million of outstanding letters of credit that reduced our availability under the revolving credit facility. Our unamortized debt issuance costs related to the revolving credit facility were $2.1 million as of March 31, 2021 and are included in other assets in the condensed consolidated balance sheet.
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
As of the date of the amendment of the credit facilities, the aggregate unamortized debt issuance costs totaled $6.2 million, of which $4.4 million were expensed as a loss on extinguishment of debt. Additionally, in connection with the Amended and Restated Credit Agreement, the Company paid fees to certain lenders of $3.8 million, which are considered debt discount, all of which were deferred, and incurred transaction costs of $8.9 million, of which $7.8 million was deferred and $1.1 million was expensed as part of loss on extinguishment and debt transaction costs.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, income or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
The table below includes our future payments for debt and interest as of March 31, 2021, which were materially affected by the Amended and Restated Credit Agreement, as further described under Indebtedness (in thousands):

	Payments Due for the 12-Month Period Ended March 31,
	Total	2022	2023	2024	2025	2026	Thereafter
Debt	$400,000	$3,750	$3,750	$3,750	$3,750	$28,750	$356,250
Interest on debt	143,495	21,816	21,610	21,457	21,296	20,835	36,481
Total	$543,495	$25,566	$25,360	$25,207	$25,046	$49,585	$392,731

Critical Accounting Policies and Recently Issued Accounting Pronouncements
See Note 1 to our unaudited condensed consolidated and combined financial statements for the three months ended March 31, 2021 for discussion of our accounting policy regarding the accounting for Private Warrants.
Other than the addition of our accounting policy for Private Warrants, there have been no changes to critical accounting policies and estimates from those disclosed in our audited consolidated and combined financial statements for the fiscal year ended December 31, 2020. For information regarding our critical accounting policies and accounting pronouncements, see our unaudited condensed consolidated and combined financial statements and the related notes to those statements included under Item 1. hereof and our 2020 Annual Report on Form 10-K.
Item 3.       Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

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
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The Company’s management and the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2021 in providing them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended.
Based on the views expressed in the SEC’s Staff Statement of April 12, 2021 in which the SEC staff clarified its interpretations of certain generally accepted accounting principles related to certain terms common in warrants issued by Special Purpose Acquisition Companies (“SPACs”), the Company determined that the Private Warrants should be treated as derivative liabilities rather than as components of equity, as previously presented. We identified a material weakness in our controls over the accounting for warrants. The Company’s controls to evaluate the accounting for complex financial instruments, such as the issuance of warrants, did not operate effectively to appropriately apply the provisions of ASC 815-40. This material weakness did not result in a material error in our accounting for warrants. However, it was determined that there was a reasonable possibility that the error could have resulted in a material amount. Based on our assessment, management concluded that, as of March 31, 2021, our internal control over financial reporting was not effective.
Changes in Internal Control over Financial Reporting
In response to this material weakness, the Company’s management took immediate action to correct for the accounting for the Private Warrants prior to the issuance of these financial statements. In connection with correcting its accounting for the Private Warrants, the Company has implemented additional review procedures and additional training and enhancements related to the accounting for equity and liability instruments (including those with warrants) to determine proper accounting in accordance with GAAP.
The Company’s remediation plan has been implemented. However, the material weakness cannot be considered remediated until the controls operate for a sufficient period and management has concluded, through testing, that our internal controls are operating effectively. While management believes that the remedial efforts will resolve the identified material weakness, there is no assurance that management’s remedial efforts conducted to date will be sufficient or that additional remedial actions will not be necessary.
There have been no other changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1.       Legal Proceedings.
There have been no material developments in our legal proceedings since we filed our Annual Report on Form 10-K for the year ended December 31, 2020. Refer to “Part I. Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31 2020 for additional information regarding legal proceedings.

Item 1A.   Risk Factors.
We discuss in our filings with the SEC various risks that may materially affect our business. The materialization of any risks and uncertainties identified in forward-looking statements contained in this report together with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 and our other filings with the SEC or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking Statements.” There have been no material changes in the risk factors previously disclosed in the section entitled “Item 1A-Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2020, including the risk factors incorporated by reference therein, other than those listed in this section.
We recently identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective which, if not remediated, may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
We identified a material weakness in our controls over the accounting for the Private Warrants issued in connection with the Business Combination. Based on the material weakness, management concluded that, as of March 31, 2021, our internal control over financial reporting was not effective and our disclosure controls and procedures were not effective.
Although our remediation plan has been implemented and was completed as of the filing date of our Quarterly Report on Form 10-Q for the quarter ended March 30, 2021, the material weakness cannot be considered remediated until the controls operate for a sufficient period and management has concluded, through testing, that our internal controls are operating effectively. While management believes that the remedial efforts will resolve the identified material weakness, there is no assurance that management’s efforts conducted to date will be sufficient or that additional actions will not be necessary. In addition, there can be no assurance that additional material weaknesses will not be identified in the future. If we are unsuccessful in remediating our existing or any future material weaknesses or other deficiencies in our internal control over financial reporting or disclosure controls and procedures, our business, reputation, results of operations, liquidity, financial condition, ability to access the capital markets, perceptions of our creditworthiness, and stock price could be adversely affected.
Our Private Warrants are accounted for as liabilities and changes in the value of these warrants could have a material effect on our financial results.
At each reporting period, the fair value of the warrant liabilities for the Private Warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our statement of operations. Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the derivative liability. The share price of our common stock represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our stock price and publicly traded warrants and interest rates. As a result, our consolidated financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our common stock, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could result in significant fluctuations in our results of operations. If our stock price is volatile, we expect that we will recognize non-cash gains or losses on the Private Warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.       Defaults Upon Senior Securities.
None.
Item 4.       Mine Safety Disclosures.
Not applicable.
Item 5.       Other Information.
None.

Item 6.        Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1
Amendment and Restatement Agreement dated as of February 5, 2021, by and among Whole Earth Brands, Inc., certain domestic subsidiaries thereto, Toronto-Dominion (Texas) LLC, as administrative agent thereunder, and certain lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2021)

10.2*+	6th Amendment to Offer Letter, dated as of February 10, 2020, by and between Merisant Company 2 SARL and Albert Manzone
31.1*	Certification of Principal Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management or compensatory plan

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Whole Earth Brands, Inc.

/s/ Albert Manzone
Date: May 14, 2021	Name:	Albert Manzone
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew Rusie
Date: May 14, 2021	Name:	Andrew Rusie
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)