Form 10-Q
period 2021-06-30
Whole Earth Brands, Inc.
filed 2021-08-09
CIK 1753706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 6, 2021, there were 38,485,613 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

WHOLE EARTH BRANDS, INC.
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1.         Financial Statements.

Whole Earth Brands, Inc.
Condensed Consolidated and Combined Financial Statements (Unaudited)
For the Quarter Ended June 30, 2021

Whole Earth Brands, Inc.
Condensed Consolidated Balance Sheets
(In thousands of dollars, except for share and per share data)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$24,054	$16,898
Accounts receivable (net of allowances of $817 and $955, respectively)	76,088	56,423
Inventories	195,976	111,699
Prepaid expenses and other current assets	16,632	5,045
Total current assets	312,750	190,065

Property, Plant and Equipment, net	52,544	47,285

Other Assets
Operating lease right-of-use assets	19,890	12,193
Goodwill	241,717	153,537
Other intangible assets, net	277,912	184,527
Deferred tax assets, net	2,481	2,671
Other assets	7,072	6,260
Total Assets	$914,366	$596,538

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$34,176	$25,200
Accrued expenses and other current liabilities	37,852	29,029
Contingent consideration payable	53,149	—
Current portion of operating lease liabilities	5,334	3,623
Current portion of long-term debt	3,750	7,000
Total current liabilities	134,261	64,852
Non-Current Liabilities
Long-term debt	384,659	172,662
Warrant liabilities	8,240	—
Deferred tax liabilities, net	51,255	23,297
Operating lease liabilities, less current portion	18,437	11,324
Other liabilities	15,366	15,557
Total Liabilities	612,218	287,692
Commitments and Contingencies (Note 8)	—	—
Stockholders’ Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 220,000,000 shares authorized; 38,455,759 and 38,426,669 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively.	4	4
Additional paid-in capital	325,150	325,679
Accumulated deficit	(34,849)	(25,442)
Accumulated other comprehensive income	11,843	8,605
Total stockholders’ equity	302,148	308,846
Total Liabilities and Stockholders’ Equity	$914,366	$596,538
See Notes to Unaudited Consolidated and Combined Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated and Combined Statements of Operations
(In thousands of dollars, except for share and per share data)
(Unaudited)

	(Successor)			(Predecessor)
	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	From June 26, 2020 to June 30, 2020	From April 1, 2020 to June 25, 2020	From January 1, 2020 to June 25, 2020
Product revenues, net	$126,493	$232,318	$4,478	$62,356	$128,328
Cost of goods sold	85,138	155,312	2,708	37,515	77,627
Gross profit	41,355	77,006	1,770	24,841	50,701

Selling, general and administrative expenses	27,828	60,735	1,946	27,307	43,355
Amortization of intangible assets	4,706	8,857	141	2,393	4,927
Asset impairment charges	—	—	—	—	40,600
Restructuring and other expenses	2,846	4,503	—	—	—

Operating income (loss)	5,975	2,911	(317)	(4,859)	(38,181)

Change in fair value of warrant liabilities	(241)	(2,603)	—	—	—
Interest expense, net	(6,396)	(11,474)	(116)	(66)	(238)
Loss on extinguishment and debt transaction costs	—	(5,513)	—	—	—
Other income (expense), net	190	500	(62)	(920)	801
Loss before income taxes	(472)	(16,179)	(495)	(5,845)	(37,618)
(Benefit) provision for income taxes	(4,167)	(7,849)	10	(364)	(3,482)
Net income (loss)	$3,695	$(8,330)	$(505)	$(5,481)	$(34,136)

Net earnings (loss) per share:
Basic	$0.10	$(0.22)	$(0.01)
Diluted	$0.09	$(0.22)	$(0.01)

See Notes to Unaudited Consolidated and Combined Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated and Combined Statements of Comprehensive Income (Loss)
(In thousands of dollars)
(Unaudited)

	(Successor)			(Predecessor)
	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	From June 26, 2020 to June 30, 2020	From April 1, 2020 to June 25, 2020	From January 1, 2020 to June 25, 2020
Net income (loss)	$3,695	$(8,330)	$(505)	$(5,481)	$(34,136)
Other comprehensive income (loss), net of tax:
Net change in pension benefit obligations recognized, net of taxes of $(13), $(13), $—, $65 and $65	(46)	(37)	—	270	318
Foreign currency translation adjustments	5,322	3,275	15	(402)	(2,286)
Total other comprehensive income (loss), net of tax	5,276	3,238	15	(132)	(1,968)
Comprehensive income (loss)	$8,971	$(5,092)	$(490)	$(5,613)	$(36,104)
See Notes to Unaudited Consolidated and Combined Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated and Combined Statements of Equity
(In thousands of dollars)
(Unaudited)

(Predecessor)
Total Equity
Balance at December 31, 2019	$487,750
Funding to Parent, net	(12,262)
Net loss	(28,655)
Other comprehensive loss, net of tax	(1,836)
Balance at March 31, 2020	$444,997
Funding to Parent, net	338
Net loss	(5,481)
Other comprehensive loss, net of tax	(132)
Balance at June 25, 2020	$439,722

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 26, 2020 (Successor)	30,926,669	$3	—	$—	$250,366	$(16,703)	$—	$233,666
Issuance of warrants	—	—	—	—	7,895	—	—	7,895
Issuance of common stock	7,500,000	1	—	—	67,104	—	—	67,105
Other comprehensive income, net of tax	—	—	—	—	—	—	15	15
Net loss	—	—	—	—	—	(505)	—	(505)
Balance at June 30, 2020 (Successor)	38,426,669	$4	—	$—	$325,365	$(17,208)	$15	$308,176

Balance at December 31, 2020 (Successor)	38,426,669	$4	—	$—	$325,679	$(25,442)	$8,605	$308,846
Reclassification of Private Warrants (Note 1)	—	—	—	—	(7,062)	(1,077)	—	(8,139)
Transfer of Private Warrants to Public Warrants (Note 6)	—	—	—	—	2,502	—	—	2,502
Net loss	—	—	—	—	—	(12,025)	—	(12,025)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,038)	(2,038)
Stock-based compensation	—	—	—	—	1,639	—	—	1,639
Balance at March 31, 2021 (Successor)	38,426,669	$4	—	$—	$322,758	$(38,544)	$6,567	$290,785
Net income	—	—	—	—	—	3,695	—	3,695
Other comprehensive income, net of tax	—	—	—	—	—	—	5,276	5,276
Stock-based compensation	—	—	—	—	2,392	—		2,392
Net share settlements of stock-based awards	29,090	—	—	—	—	—	—	—
Balance at June 30, 2021 (Successor)	38,455,759	$4	—	$—	$325,150	$(34,849)	$11,843	$302,148
See Notes to Unaudited Consolidated and Combined Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated and Combined Statements of Cash Flows
(In thousands of dollars)
(Unaudited)

	(Successor)		(Predecessor)
	Six Months Ended June 30, 2021	From June 26, 2020 to June 30, 2020	From January 1, 2020 to June 25, 2020
Operating activities
Net loss	$(8,330)	$(505)	$(34,136)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	4,464	—	—
Depreciation	2,120	43	1,334
Amortization of intangible assets	8,857	141	4,927
Deferred income taxes	808	9	(5,578)
Asset impairment charges	—	—	40,600
Amortization of inventory fair value adjustments	1,727	—	—
Non-cash loss on extinguishment of debt	4,435	—	—
Change in fair value of warrant liabilities	2,603	—	—
Changes in current assets and liabilities:
Accounts receivable	(4,891)	(1,834)	7,726
Inventories	(8,142)	311	3,576
Prepaid expenses and other current assets	762	(29)	3,330
Accounts payable, accrued liabilities and income taxes	(14,895)	(2,161)	507
Other, net	1,028	28	(2,378)
Net cash (used in) provided by operating activities	(9,454)	(3,997)	19,908

Investing activities
Capital expenditures	(4,624)	(10)	(3,532)
Acquisitions, net of cash acquired	(186,601)	(376,674)	—
Proceeds from the sale of fixed assets	4,257	—	—
Transfer from trust account	—	178,875	—
Net cash used in investing activities	(186,968)	(197,809)	(3,532)

Financing activities
Proceeds from revolving credit facility	25,000	—	3,500
Repayments of revolving credit facility	(47,855)	—	(8,500)
Long-term borrowings	375,000	140,000	—
Repayments of long-term borrowings	(137,438)	—	—
Debt issuance costs	(11,589)	(7,139)	—
Proceeds from sale of common stock and warrants	—	75,000	—
Funding to Parent, net	—	—	(11,924)
Net cash provided by (used in) financing activities	203,118	207,861	(16,924)
See Notes to Unaudited Consolidated and Combined Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated and Combined Statements of Cash Flows (Continued)
(In thousands of dollars)
(Unaudited)

	(Successor)		(Predecessor)
	Six Months Ended June 30, 2021	From June 26, 2020 to June 30, 2020	From January 1, 2020 to June 25, 2020

Effect of exchange rate changes on cash and cash equivalents	460	17	215
Net change in cash and cash equivalents	7,156	6,072	(333)
Cash and cash equivalents, beginning of period	16,898	55,535	10,395
Cash and cash equivalents, end of period	$24,054	$61,607	$10,062

Supplemental disclosure of cash flow information
Interest paid	$10,037	$113	$798
Taxes paid, net of refunds	$4,364	$—	$2,244
Supplemental disclosure of non-cash investing
Non-cash capital expenditure	$3,554	$—	$—
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
In the opinion of management, the financial statements contain all adjustments necessary to state fairly the financial position of the Company as of June 30, 2021 and the results of operations and cash flows for all periods presented. All adjustments reflected in the accompanying unaudited consolidated and combined financial statements, which management believes are necessary to state fairly the financial position, results of operations and cash flows, have been reflected and are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation.
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
In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-7, “Compensation - Retirement Benefits (Topic 715).” Under the new guidance, employers are required to present the service cost component of net periodic benefit cost in the same statement of operations caption as other employee compensation costs arising from services rendered during the period. Employers are required to present the other components of the net periodic benefit cost separately from the caption that includes the service costs and outside of any subtotal of operating profit and are required to disclose the caption used to present the other components of net periodic benefit cost, if not presented separately on the statement of operations. The Company adopted ASU 2017-7 effective in the second quarter of 2020. The adoption of this standard did not have an effect on the Company’s historically reported net income (loss) but resulted in a presentation reclassification which increased the Company’s historically reported operating profit by $0.1 million for the six months ended June 25, 2020.
New Accounting Standards—In March 2020, the FASB issued ASU 2020-4, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” Subject to meeting certain criteria, the new guidance provides optional expedients and exceptions to applying contract modification accounting under existing U.S. GAAP, to address the expected phase out of the London Inter-bank Offered Rate (“LIBOR”) by the end of 2021. The amendments in ASU 2020-4 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The new standard was effective upon issuance and upon adoption can be applied prospectively to applicable contract modifications made on or before December 31, 2022. The Company is currently evaluating the impact of adopting this standard but does not expect it to have a material impact on its consolidated financial statements.
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

Whole Earth Brands, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

In connection with the restructuring plans, the Company recognized restructuring and other expenses of $2.8 million and $4.5 million, respectively, for the three and six months ended June 30, 2021. This included facility exit and other related costs of $2.3 million and $3.9 million in the three and six months ended June 30, 2021, respectively, and employee termination benefits of $0.6 million in the three and six months ended June 30, 2021. During the six months ended June 30, 2021, the Company paid employee termination benefits of $0.1 million. The Company has accrued severance expense related to the restructuring plans of $1.5 million and $1.0 million at June 30, 2021 and December 31, 2020, respectively, which is recorded in accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets.
Warrant Liabilities—The Company accounts for the Private Warrants in accordance with Accounting Standards Codification “ASC” Topic 815, “Derivatives and Hedging.” Under the guidance contained in ASC Topic 815-40, the Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Private Warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. The liability is subject to re-measurement at each balance sheet date, and any change in fair value is recognized in the Company’s statement of operations. The Private Warrants are valued using a Black-Scholes option pricing model.
Based on the views expressed in the SEC’s Staff Statement of April 12, 2021 in which the SEC staff clarified its interpretations of certain generally accepted accounting principles related to certain terms common in warrants issued by Special Purpose Acquisition Companies (“SPACs”), the Company determined that the Private Warrants should be treated as derivative liabilities rather than as components of equity, as previously presented as of December 31, 2020. Accordingly, the Company recorded out of period adjustments to the unaudited Condensed Consolidated Balance Sheet at January 1, 2021 to reclassify warrant liabilities of $8.1 million and transaction costs incurred by Act II of $1.1 million related to the issuance of the Private Warrants. Additionally, during the first quarter of 2021, the Company recognized the cumulative effect of the error on prior periods by recording a $1.2 million gain in the Statement of Operations to reflect the cumulative decrease in the fair value of the Private Warrants from the date of issuance through December 31, 2020. The Company concluded that this misstatement was not material to the current period or the previously filed financial statements.
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
The following summarizes the purchase consideration (in thousands):

Base cash consideration	$387,500
Closing adjustment	(764)
Total Purchase Price	$386,736

Whole Earth Brands, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

The Company recorded the fair value of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed as follows (in thousands):

Cash and cash equivalents	$10,062
Accounts receivable	45,769
Inventories	106,436
Prepaid expenses and other current assets	2,461
Property, plant and equipment, net	43,554
Operating lease right-of-use assets	12,541
Intangible assets	148,750
Deferred tax assets, net	1,065
Other assets	1,398
Total assets acquired	372,036
Accounts payable	18,590
Accrued expenses and other current liabilities	35,063
Current portion of operating lease liabilities	3,007
Operating lease liabilities, less current portion	12,208
Deferred tax liabilities, net	24,630
Other liabilities	16,227
Total liabilities assumed	109,725
Net assets acquired	262,311
Goodwill	124,425
Total Purchase Price	$386,736
The values allocated to identifiable intangible assets and their estimated useful lives are as follows:

Identifiable intangible assets	Fair Value (in thousands)	Useful Life (in years)
Customer relationships	$47,359	0.5 to 10
Tradenames	90,691	25
Product formulations	10,700	Indefinite
	$148,750
Goodwill represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and expected future market opportunities. Of the purchase price allocated to goodwill, a total of $2.5 million will be deductible for income tax purposes pursuant to Internal Revenue Code (“IRC”) Section 197 over a 15-year period.
The Company’s allocation of purchase price was based upon valuations performed to determine the fair value of the net assets as of the acquisition date and was subject to adjustments for up to one year after the closing date of the acquisition to reflect final valuations. The allocation of purchase price was finalized in the second quarter of 2021.
In the six months ended June 30, 2021, the Company recorded measurement period adjustments to its allocation of purchase price resulting in an increase in deferred tax liabilities, net of $1.5 million, other liabilities of $0.7 million and goodwill of $2.2 million.

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
Swerve Acquisition—On November 10, 2020, the Company executed and closed a definitive Equity Purchase Agreement (the “Purchase Agreement”) with RF Development, LLC (“RF Development”), Swerve, L.L.C. (“Swerve LLC”) and Swerve IP, L.L.C. (“Swerve IP” and together with Swerve LLC, “Swerve”). Swerve is a manufacturer and marketer of a portfolio of zero sugar, keto-friendly, and plant-based sweeteners and baking mixes. The Company purchased all of the issued and outstanding equity interests of both Swerve LLC and Swerve IP from RF Development for $80 million in cash, subject to customary post-closing adjustments. In connection with the acquisition of Swerve, the Company incurred transaction-related costs of $0.3 million in the six months ended June 30, 2021. Swerve is included within the Company’s Branded CPG reportable segment. Swerve’s results are included in the Company’s consolidated statement of operations from the date of acquisition.
The following summarizes the purchase consideration (in thousands):

Base cash consideration	$80,000
Closing adjustment	(968)
Total Purchase Price	$79,032
The Company recorded the fair value of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed as follows (in thousands):

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
The values allocated to identifiable intangible assets and their estimated useful lives are as follows:

Identifiable intangible assets	Fair Value (in thousands)	Useful Life (in years)
Customer relationships	$3,200	10
Tradenames	33,100	25
	$36,300

Whole Earth Brands, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

Goodwill represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and expected future market opportunities. The entire amount of the purchase price allocated to goodwill will be deductible for income tax purposes pursuant to IRC Section 197 over a 15-year period.
The Company’s allocation of purchase price was based upon valuations performed to determine the fair value of the net assets as of the acquisition date and is subject to adjustments for up to one year after the closing date of the acquisition to reflect final valuations.
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
On February 5, 2021, pursuant to the terms of the Wholesome Purchase Agreement, the Company purchased and acquired all of the issued and outstanding shares of capital stock for an initial cash purchase price of $180 million plus up to an additional $55 million (the “Earn-Out Amount”) upon the satisfaction of certain post-closing financial metrics. Subject to the terms and conditions of the Wholesome Purchase Agreement payment of the Earn-Out Amount, in whole or in part, is subject to Wholesome achieving certain EBITDA thresholds at or above approximately $30 million during the period beginning August 29, 2020, and ending December 31, 2021 and is expected to be paid by March 31, 2022. A portion of the Earn-Out Amount (up to $27.5 million) may be paid, at the Company’s election, in freely tradeable, registered shares of Company common stock. The fair value of the Earn-Out Amount assumes a full payout. In connection with the acquisition of Wholesome, the Company incurred transaction-related costs of $0.2 million and $4.6 million in the three and six months ended June 30, 2021, respectively.
The following summarizes the preliminary purchase consideration (in thousands):

Base cash consideration	$180,000
Estimated closing adjustment	13,294
Fair value of Earn-Out Amount	52,395
Total Purchase Price	$245,689

Whole Earth Brands, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

The Company preliminarily recorded the fair value of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed as follows (in thousands):

Cash and cash equivalents	$2,664
Accounts receivable	15,868
Inventories	78,522
Prepaid expenses and other current assets	1,271
Property, plant and equipment, net	3,134
Operating lease right-of-use assets	7,585
Intangible assets	104,500
Other assets	1,189
Total assets acquired	214,733
Accounts payable	5,251
Accrued expenses and other current liabilities	10,576
Current portion of operating lease liabilities	1,435
Operating lease liabilities, less current portion	6,150
Deferred tax liabilities, net	26,685
Total liabilities assumed	50,097
Net assets acquired	164,636
Goodwill	81,053
Total Purchase Price	$245,689
The preliminary values allocated to identifiable intangible assets and their estimated useful lives are as follows:

Identifiable intangible assets	Fair Value (in thousands)	Useful Life (in years)
Customer relationships	$55,700	10
Tradenames	48,800	25
	$104,500
Goodwill represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and expected future market opportunities. Of the purchase price allocated to goodwill, a total of $4.7 million will be deductible for income tax purposes pursuant to IRC Section 197 over a 9-year period.
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
In the second quarter of 2021, the Company recorded measurement period adjustments to its initial allocation of purchase price as a result of ongoing valuation procedures on assets and liabilities assumed, including (i) an increase in purchase price of $3.1 million due to a change in the closing adjustment estimate; (ii) a decrease to inventory of $0.2 million; (iii) an increase in prepaid expenses and other current assets of $0.5 million; (iv) an increase in property, plant and equipment of $0.4 million; (v) a decrease to intangible assets of $1.9 million; (vi) a decrease to other assets of $0.1 million; (vii) a decrease to accrued expenses and other current liabilities of $2.7 million; (viii) a decrease to deferred tax liabilities, net of $0.3 million; and (ix) an increase to goodwill of $1.3 million due to the incremental measurement period adjustments discussed in items (i) through (viii). The impact of measurement period adjustments to the results of operations was immaterial.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

The results of the Company’s operations for the three and six months ended June 30, 2021 includes the results of Wholesome since February 5, 2021. Product revenues, net and operating income of Wholesome included in the Company’s condensed consolidated statement of operations for the three months ended June 30, 2021 was $44.6 million and $3.4 million, respectively, and for the six months ended June 30, 2021 was $72.2 million and $5.1 million, respectively.
Pro Forma Financial Information—The following unaudited pro forma financial information summarizes the results of operations for the Company as though the Business Combination and Swerve acquisition had occurred on January 1, 2019 and the Wholesome acquisition had occurred on January 1, 2020 (in thousands):

	Pro Forma Statements of Operations
	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue	$126,493	$128,297	$252,698	$246,182
Net income (loss)	$5,828	$3,043	$4,468	$(44,173)
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
The Successor and Predecessor periods have been combined in the pro forma for the three and six months ended June 30, 2021 and 2020 and include adjustments to reflect intangible asset amortization based on the economic values derived from definite-lived intangible assets, interest expense on the new debt financing, depreciation expense for certain property, plant and equipment that have been adjusted to fair value, and the release of the inventory fair value adjustments into cost of goods sold. These adjustments are net of taxes.
NOTE 3: INVENTORIES
Inventories consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials and supplies	$113,204	$66,487
Work in process	1,227	562
Finished goods	81,545	44,650
Total inventories	$195,976	$111,699

Whole Earth Brands, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets consisted of the following (in thousands):

	June 30, 2021			December 31, 2020
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Other intangible assets subject to amortization
Customer relationships (useful life of 5 to 10 years)	$106,113	$(8,453)	$97,660	$50,877	$(3,020)	$47,857
Tradenames (useful life of 25 years)	174,950	(5,398)	169,552	128,155	(2,185)	125,970
Total	$281,063	$(13,851)	$267,212	$179,032	$(5,205)	$173,827
Other intangible assets not subject to amortization
Product formulations			10,700			10,700
Total other intangible assets, net			277,912			184,527
Goodwill			241,717			153,537
Total goodwill and other intangible assets			$519,629			$338,064
At June 30, 2021 and December 31, 2020, goodwill at Branded CPG was $237.9 million and $150.3 million, respectively, and goodwill at Flavors & Ingredients was $3.8 million and $3.2 million, respectively.
The Successor’s amortization expense for intangible assets was $4.7 million and $8.9 million for the three and six months ended June 30, 2021 and $0.1 million for the period from June 26, 2020 through June 30, 2020. The Predecessor’s amortization expense for intangible assets was $2.4 million and $4.9 million for the periods from April 1, 2020 to June 25, 2020 and January 1, 2020 to June 25, 2020, respectively.
Amortization expense relating to amortizable intangible assets as of June 30, 2021 for the next five years is expected to be as follows (in thousands):

Remainder of 2021	$9,358
2022	18,717
2023	18,717
2024	18,717
2025	18,483
2026	18,263

Whole Earth Brands, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

NOTE 5: DEBT
Debt consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Term loan	$374,063	$136,500
Revolving credit facility	25,000	47,855
Less: current portion	(3,750)	(7,000)
Less: unamortized discount and debt issuance costs	(10,654)	(4,693)
Total long-term debt	$384,659	$172,662
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
Loans outstanding under the Credit Facilities accrue interest at a rate per annum equal to (i) with respect to the Revolving Facility and letters of credit, (A) 2.75%, in the case of base rate advances, and (B) 3.75% in the case of LIBOR advances, and (ii) with respect to the Term Loan Facility, (A) 3.50%, in the case of base rate advances, and (B) 4.50% in the case of LIBOR advances, with a LIBOR floor of 1.00% with respect to the Term Loan Facility, and 0.00% with respect to the Revolving Facility and letters of credit, and base rate based on the highest of the prime rate, the federal funds rate plus 0.50%, LIBOR for a one-month interest period plus 1.00%, and with respect to the Revolving Facility and letters of credit, 0.00%, or with respect to the Term Loan Facility, 2.00%, and undrawn amounts under the Revolving Facility will accrue a commitment fee at a rate per annum equal to 0.50% on the average daily undrawn portion of the commitments thereunder. As of June 30, 2021, there were $2.1 million of outstanding letters of credit that reduced the Company’s availability under the revolving credit facility. The Company’s unamortized debt issuance costs related to the revolving credit facility were $2.0 million as of June 30, 2021 and are included in other assets in the condensed consolidated balance sheet.
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
As of the date of the amendment of the credit facilities, the aggregate unamortized debt issuance costs totaled $6.2 million, of which $4.4 million was expensed as a loss on extinguishment of debt. Additionally, in connection with the Amended and Restated Credit Agreement, the Company paid fees to certain lenders of $3.8 million, which was considered a debt discount, all of which was deferred, and incurred transaction costs of $8.9 million, of which $7.8 million was deferred and $1.1 million was expensed as part of loss on extinguishment and debt transaction costs.

NOTE 6: WARRANTS
As of the date of the Business Combination, the Company had approximately 20,263,500 warrants outstanding, consisting of (i) 15,000,000 public warrants originally sold as part of the units issued in Act II's initial public offering (the “Public Warrants”) and (ii) 5,263,500 Private Warrants that were sold by Act II to the PIPE Investors in conjunction with the Business Combination (collectively with the Public Warrants, the “Warrants”). Each warrant is exercisable for one-half of one share of the Company’s common stock at a price of $11.50 per whole share, subject to adjustment. Warrants may only be exercised for a whole number of shares as no fractional shares will be issued. As of June 30, 2021 and December 31, 2020, the Company had 17,256,300 and 15,982,520 Public Warrants outstanding, respectively, and 3,007,200 and 4,280,980 Private Warrants outstanding, respectively.
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
There were no Warrants exercised as of June 30, 2021.
Public Warrants—The Public Warrants are subject to redemption by the Company:
•in whole and not in part;
•at a price of $0.01 per public warrant;
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
Contingent Consideration Payable—The Company measures the contingent consideration payable at fair value. The fair value of the contingent consideration utilized Level 3 inputs as it is based on significant inputs not observable in the market as of June 30, 2021, such as projected financial information and discount rate.
Debt—The Company measures its term loan and revolving facilities at original carrying value including accrued interest, net of unamortized deferred financing costs and fees. The fair value of the credit facilities approximates carrying value, as they consist of variable rate loans.
Warrant Liabilities—The Company classifies its Private Warrants as liabilities in accordance with ASC Topic 815. The Company estimates the fair value of the Private Warrants using a Black-Scholes options pricing model. The fair value of the Private Warrants utilized Level 3 inputs as it is based on significant inputs not observable in the market as of June 30, 2021.
The fair value of the Private Warrants was estimated at June 30, 2021 using a Black-Scholes options pricing model and the following assumptions:

Input	June 30, 2021
Asset price	$14.50
Exercise price	$11.50
Risk-free interest rate	0.66%
Expected volatility	36.0%
Expected term (years)	3.99
Dividend yield	0.0%

Whole Earth Brands, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

The fair value of warrant liabilities as of June 30, 2021 was $8.2 million. The changes in the warrant liabilities during the six months ended June 30, 2021 were as follows (in thousands):

Reclassification of fair value of Private Warrants to warrant liabilities as of January 1, 2021	$8,139
Cumulative impact of change in fair value of Private Warrants in 2020	(1,161)
Transfer of Private Warrants to Public Warrants	(2,502)
Change in fair value of warrant liabilities in Q1 2021	3,523
Fair value of warrant liabilities as of March 31, 2021	$7,999
Change in fair value of warrant liabilities in Q2 2021	241
Fair value of warrant liabilities as of June 30, 2021	$8,240
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
As of June 30, 2021, the Company had obligations to purchase $27.5 million of raw materials through 2026; however, it is unable to make reasonably reliable estimates of the timing of such payments.
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
The Successor’s income tax benefit was $4.2 million for the three months ended June 30, 2021, which includes a discrete income tax benefit of $4.2 million related to the receipt of a beneficial tax ruling in Switzerland which allows for future amortization deductions, the reversal of uncertain tax position liabilities as a result of the lapse of applicable statute of limitations, partially offset by a deferred tax provision related to a tax law change in the United Kingdom which was enacted during the quarter ended June 30, 2021. The effective tax rate for the three months ended June 30, 2021 was an income tax benefit of 882.8% on a pretax loss of $0.5 million which differs from the statutory federal rate of 21% primarily due to these discrete tax items.
The Successor’s income tax benefit was $7.8 million for the six months ended June 30, 2021, which includes a discrete income tax benefit of $4.3 million including the $4.2 million benefit recorded in the three months ended June 30, 2021 described above. The effective tax rate for the six months ended June 30, 2021 was an income tax benefit of 48.5% on a pretax loss of $16.2 million. The effective tax rate differs from the federal rate of 21% primarily due to these discrete tax benefits.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

The Successor’s income tax provision was $0.01 million for the period from June 26, 2020 through June 30, 2020. The effective tax rate was (2.0)% from June 26, 2020 through June 30, 2020 and differs from the statutory federal tax rate of 21% primarily due to the U.S. tax effect of international operations including Global Intangible Low-Taxed Income (“GILTI”) recorded during the period and U.S. state taxes. The Predecessor’s income tax benefit was $0.4 million and $3.5 million for the periods from April 1, 2020 through June 25, 2020 and January 1, 2020 through June 25, 2020, respectively, resulting in effective tax rates of 6.2% and 9.3%, respectively. The effective tax rates for the periods ended June 25, 2020 differ from the statutory rate of 21% primarily due to the impact of the impairment charges of non-deductible goodwill and the U.S. tax effect of international operations including GILTI.
As of June 30, 2021 and December 31, 2020, the Company had an uncertain tax position liability of $0.2 million and $1.2 million, respectively, including interest and penalties. The unrecognized tax benefits include amounts related primarily to various state and foreign tax issues.
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
In February 2021, the Compensation Committee approved the termination of the Company’s qualified defined benefit retirement plan at Flavors & Ingredients. During 2021, the Company expects to offer a lump-sum payout to plan participants prior to completing the purchase of annuity contracts that will transfer the remaining pension obligation to an insurance company.
The components of net periodic benefit (credit) cost for the Company’s defined benefit pension plans for the Successor and Predecessor were as follows (in thousands):

	(Successor)			(Predecessor)
	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	From June 26, 2020 to June 30, 2020	From April 1, 2020 to June 25, 2020	From January 1, 2020 to June 25, 2020
Service cost	$16	$32	$—	$27	$41
Interest cost	260	519	—	542	593
Expected return on plan assets	(400)	(799)	—	(817)	(817)
Recognized actuarial loss	9	18	—	236	276
Amortization of prior service cost	—	—	—	33	33
Net periodic benefit (credit) cost	$(115)	$(230)	$—	$21	$126
Net periodic benefit (credit) cost is reflected in the Company’s consolidated financial statements as follows for the Successor and Predecessor periods presented (in thousands):

	(Successor)			(Predecessor)
	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	From June 26, 2020 to June 30, 2020	From April 1, 2020 to June 25, 2020	From January 1, 2020 to June 25, 2020
Selling, general and administrative expense	$16	$32	$—	$27	$41
Other income, net	(131)	(262)	—	(6)	85
Net periodic benefit (credit) cost	$(115)	$(230)	$—	$21	$126
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
RSUs granted in 2021 vest ratably on the anniversary of the grant date over a period of one to three years, depending on the specific terms of each RSU agreement.
PSU awards generally cliff vest subsequent to the completion of the cumulative three-year performance period, depending on the period specified in each respective PSU agreement. The number of PSUs that ultimately vest depends on the Company’s performance relative to a specified cumulative financial target for fiscal years 2021, 2022 and 2023 (the “cumulative performance target”) and are expected to be settled in stock.
Stock-based compensation expense for the three and six months ended June 30, 2021 was $2.8 million and $4.5 million, respectively, and no expense was recognized for the same periods in the prior year. Stock-based compensation expense for the three and six months ended June 30, 2021 includes $0.4 million of expense related to 2021 management bonuses expected to be settled in stock and accounted for as a liability.
A summary of activity and weighted average fair values related to the RSUs is as follows:

	Six Months Ended June 30, 2021
	Shares	Weighted Average Fair Value
Outstanding at December 31, 2020	633,057	$8.34
Granted	541,260	13.58
Vested	(16,248)	8.34
Forfeited	(17,920)	8.34
Outstanding and nonvested at June 30, 2021	1,140,149	$10.83
A summary of activity and weighted average fair values related to the RSAs is as follows:

	Six Months Ended June 30, 2021
	Shares	Weighted Average Fair Value
Outstanding at December 31, 2020	68,946	$8.34
Granted	—	—
Outstanding and nonvested at June 30, 2021	68,946	$8.34

Whole Earth Brands, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

A summary of activity and weighted average fair values related to the PSUs is as follows:

	Six Months Ended June 30, 2021
	Shares	Weighted Average Fair Value
Outstanding at December 31, 2020	—	$—
Granted	322,533	13.65
Outstanding and nonvested at June 30, 2021	322,533	$13.65
As of June 30, 2021, the Company had not yet recognized compensation costs on nonvested awards as follows (in thousands):

	Unrecognized Compensation Cost	Weighted Ave. Remaining Recognition Period (in years)
Nonvested awards	$12,474	1.29
NOTE 12: STOCKHOLDERS' EQUITY
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
NOTE 13: EARNINGS PER SHARE
Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Warrants issued are not considered outstanding at the date of issuance. RSUs and RSAs also are not considered outstanding until they have vested. Contingently issuable shares associated with outstanding PSUs that have cliff vesting based on achievement of a performance condition were not included in the basic earnings per share calculations for the periods presented as the applicable vesting conditions had not been satisfied.
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
For warrants that are liability-classified, during the periods when the impact would be dilutive, the Company assumes share settlement of the instruments as of the beginning of the reporting period and adjusts the numerator to remove the change in the fair value of warrant liability and adjusts the denominator to include the dilutive shares using the treasury stock method.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

The computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2021 and from June 26, 2020 to June 30, 2020 is shown below (in thousands, except for share and per share data):

	(Successor)
	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	From June 26, 2020 to June 30, 2020
EPS numerator:
Net income (loss) attributable to common shareholders	$3,695	$(8,330)	$(505)

EPS denominator:
Weighted average shares outstanding - basic	38,458,278	38,444,590	38,426,669
Effect of dilutive securities	1,697,471	—	—
Weighted average shares outstanding - diluted	40,155,749	38,444,590	38,426,669

Net earnings (loss) per share:
Basic	$0.10	$(0.22)	$(0.01)
Diluted	$0.09	$(0.22)	$(0.01)
For the three months ended June 30, 2021, 415,896 warrants were excluded from the diluted EPS calculation because they were determined to be anti-dilutive. For the six months ended June 30, 2021, 20,263,500 warrants, 1,140,149 RSUs and 68,946 RSAs were excluded from the diluted EPS calculation they were determined to be anti-dilutive. For the period from June 26, 2020 to June 30, 2020, 20,263,500 warrants were excluded from the diluted EPS calculation because they were determined to be anti-dilutive.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

NOTE 14: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes accumulated other comprehensive income (loss) (“AOCI”), net of taxes, by component (in thousands):

	Net Currency Translation Gains (Losses)	Funded Status of Benefit Plans	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019 (Predecessor)	$2,885	$(10,944)	$(8,059)
Other comprehensive loss before reclassifications	(1,884)	—	(1,884)
Amounts reclassified from AOCI	—	48	48
Balance at March 31, 2020 (Predecessor)	1,001	(10,896)	(9,895)
Other comprehensive loss before reclassifications	(402)	—	(402)
Amounts reclassified from AOCI	—	270	270
Balance at June 25, 2020 (Predecessor)	599	(10,626)	(10,027)
Purchase accounting adjustments to eliminate Predecessor’s accumulated other comprehensive loss (income)	(599)	10,626	10,027
Balance at June 26, 2020 (Successor)	—	—	—
Amounts reclassified from AOCI	15	—	15
Balance at June 30, 2020 (Successor)	$15	$—	$15

Balance at December 31, 2020 (Successor)	$7,774	$831	$8,605
Other comprehensive loss before reclassifications	(2,047)	—	(2,047)
Amounts reclassified from AOCI	—	9	9
Balance at March 31, 2021 (Successor)	5,727	840	6,567
Other comprehensive income (loss) before reclassifications	5,322	(55)	5,267
Amounts reclassified from AOCI	—	9	9
Balance at June 30, 2021 (Successor)	$11,049	$794	$11,843
NOTE 15: RELATED PARTY TRANSACTIONS
The Predecessor participated in MacAndrews & Forbes’ (“MacAndrews”) directors and officers’ insurance program, which covered the Predecessor along with MacAndrews and its other affiliates. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. For the period January 1, 2020 to June 25, 2020, the Predecessor reimbursed MacAndrews an immaterial amount for its allocable portion of the premiums for such coverage, which the Predecessor believed was more favorable than the premiums that it could have secured were it to secure its own coverage. The Predecessor also participated in certain other insurance programs with MacAndrews under which it paid premiums directly to the insurance broker.
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

Whole Earth Brands, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

In July 2020, the Company entered into an agreement with Watermill Institutional Trading LLC, a registered broker-dealer (“Watermill”), to act as one of the Company’s financial advisors for a 12-month period commencing July 22, 2020 for total consideration of $0.9 million, of which $0.2 million and $0.5 million was expensed during the three and six months ended June 30, 2021, respectively. Additionally, the Company incurred additional expense of $2.0 million during the six months ended June 30, 2021 related to services provided by Watermill in connection with the acquisition of Wholesome. A former director of Act II is a registered representative of Watermill and is providing services directly to the Company under the agreement.
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
The following table presents selected financial information relating to the Company’s business segments (in thousands):

	(Successor)			(Predecessor)
	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	From June 26, 2020 to June 30, 2020	From April 1, 2020 to June 25, 2020	From January 1, 2020 to June 25, 2020
Product revenues, net
Branded CPG	$99,095	$180,892	$2,551	$40,530	$80,749
Flavors & Ingredients	27,398	51,426	1,927	21,826	47,579
Total product revenues, net	$126,493	$232,318	$4,478	$62,356	$128,328

Operating income (loss)
Branded CPG	$10,258	$20,417	$77	$1,700	$(5,055)
Flavors & Ingredients	3,738	4,710	(211)	292	(23,718)
	13,996	25,127	(134)	1,992	(28,773)
Corporate	(8,021)	(22,216)	(183)	(6,851)	(9,408)
Total operating income (loss)	$5,975	$2,911	$(317)	$(4,859)	$(38,181)
The following table presents geographic information based upon revenues of the Company’s major geographic markets (in thousands):

	(Successor)			(Predecessor)
	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	From June 26, 2020 to June 30, 2020	From April 1, 2020 to June 25, 2020	From January 1, 2020 to June 25, 2020
Branded CPG:
North America	$66,444	$118,414	$872	$14,679	$29,927
Europe	20,524	39,938	882	15,867	31,837
India, Middle East and Africa	3,612	6,255	231	1,722	3,778
Asia-Pacific	5,594	10,820	369	5,156	9,328
Latin America	2,921	5,465	197	3,106	5,879
Flavors & Ingredients	27,398	51,426	1,927	21,826	47,579
Total product revenues, net	$126,493	$232,318	$4,478	$62,356	$128,328

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read together with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“Annual Report”) and our unaudited condensed consolidated and combined financial statements and the related notes appearing elsewhere in this Quarterly Report. For purposes of this section, “Whole Earth Brands,” the “Company,” “we,” or “our” refer to (i) Mafco Worldwide & Merisant and their subsidiaries (“Predecessor”) for the Period from January 1, 2020 through June 25, 2020 (each referred to herein as a “Predecessor Period”) prior to the consummation of the Business Combination and (ii) Whole Earth Brands, Inc. and its subsidiaries (the “Successor”) for the period from January 1, 2021 through June 30, 2021 (the “Successor Period”) after the Business Combination, unless the context otherwise requires.
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

Overview
We are a global food company enabling healthier lifestyles and providing access to high-quality, plant-based sweeteners, flavor enhancers and other foods through our diverse portfolio of trusted brands and delicious products. We operate a proven platform organized into two reportable segments.

•Branded CPG, comprised of our Merisant division of operating companies, Wholesome and Swerve, is a global CPG business focused on building a branded portfolio oriented toward serving customers seeking zero-calorie, low-calorie, natural, no-sugar-added and plant-based products. Our Branded CPG products are sold under both our global flagship brands, as well as local and private label brands. Our global flagship brands include Whole Earth®, Pure Via®, Wholesome®, Swerve®, Canderel®, Equal® and existing branded adjacencies.
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

Covid-19 Impact
COVID-19 surfaced in Wuhan, China in late 2019 and has since spread throughout the rest of the world. In March 2020, COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government. The pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, and resulted in significant travel restrictions, including mandated facility closures and shelter-in-place orders.

We have taken measures to protect the health and safety of our employees and implemented work from home arrangements, where possible, social distancing where working from home is not feasible, including in our manufacturing facilities, deep cleaning protocols at all of our facilities and travel restrictions, among other measures. We have also taken appropriate measures to work with our customers to minimize potential disruption and to support the communities that we serve to address the challenges posed by the pandemic.
While we have experienced a net increase in the overall demand for our products, we are unable to fully determine the future impact of COVID-19 on demand for our products or our ability to supply our products. The full extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related containment and mitigation actions taken by national, state and local government officials across the world to prevent disease spread. While vaccines to prevent COVID-19 were approved by health agencies in the U.S. and other countries in which the Company operates and began to be administered near the end of calendar year 2020, distribution of the vaccines has been slower than anticipated. In addition, new strains of the virus appear to have increased transmissibility, which could complicate treatment and vaccination programs. The extent of the pandemic’s impact on us will also depend upon our employees’ ability to work safely in our facilities, our customers’ ability to continue to operate or receive our products, the ability of our suppliers to continue to operate, and the level of activity and demand for the ultimate product and services of our customers or their customers.

Results of Operations
Consolidated

	(Successor)			(Predecessor)
(In thousands)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	From June 26, 2020 to June 30, 2020	From April 1, 2020 to June 25, 2020	From January 1, 2020 to June 25, 2020
Product revenues, net	$126,493	$232,318	$4,478	$62,356	$128,328
Cost of goods sold	85,138	155,312	2,708	37,515	77,627
Gross profit	41,355	77,006	1,770	24,841	50,701
Selling, general and administrative expenses	27,828	60,735	1,946	27,307	43,355
Amortization of intangible assets	4,706	8,857	141	2,393	4,927
Asset impairment charges	—	—	—	—	40,600
Restructuring and other expenses	2,846	4,503	—	—	—
Operating income (loss)	5,975	2,911	(317)	(4,859)	(38,181)
Change in fair value of warrant liabilities	(241)	(2,603)	—	—	—
Interest expense, net	(6,396)	(11,474)	(116)	(66)	(238)
Loss on extinguishment and debt transaction costs	—	(5,513)	—	—	—
Other income (expense), net	190	500	(62)	(920)	801
Loss before income taxes	(472)	(16,179)	(495)	(5,845)	(37,618)
(Benefit) provision for income taxes	(4,167)	(7,849)	10	(364)	(3,482)
Net income (loss)	$3,695	$(8,330)	$(505)	$(5,481)	$(34,136)
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Product revenues, net. Product revenues, net for the three months ended June 30, 2021 were $126.5 million. Product revenues, net for the combined three months ended June 30, 2020 totaled $66.8 million including $4.5 million for the period from June 26, 2020 through June 30, 2020 and $62.4 million from April 1, 2020 through June 25, 2020. Product revenues, net increased $59.7 million, or 89.3%, in the three months ended June 30, 2021 due to a $56.0 million increase in product revenues in the Branded CPG segment and a $3.6 million increase in product revenues at Flavors & Ingredients. The increase in Branded CPG revenues was due to $52.0 million of revenues related to the acquisitions of Wholesome and Swerve, $1.0 million of organic Branded CPG growth, and $3.0 million impact from foreign exchange, as further described below.

Cost of goods sold. Cost of goods sold for the three months ended June 30, 2021 was $85.1 million. Cost of goods sold for the combined three months ended June 30, 2020 totaled $40.2 million, including $2.7 million for the period from June 26, 2020 through June 30, 2020 and $37.5 million from April 1, 2020 through June 25, 2020. Cost of goods sold increased $44.9 million in the three months ended June 30, 2021, primarily driven by $41.0 million related to the acquisitions of Wholesome and Swerve (including $0.9 million of purchase accounting adjustments related to inventory), higher volumes at Branded CPG and Flavors & Ingredients, partially offset by $0.8 million of favorable purchase accounting adjustments related to inventory revaluations at Flavors & Ingredients.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2021 were $27.8 million. Selling, general and administrative expenses for the combined three months ended June 30, 2020 totaled $29.3 million, including $1.9 million for the period from June 26, 2020 through June 30, 2020 and $27.3 million from April 1, 2020 through June 25, 2020. Selling, general and administrative expenses decreased $1.4 million, primarily due to transaction bonuses of $10.6 million in 2020 and lower bonus expense of $1.6 million, partially offset by $4.8 million of selling, general and administrative expenses from the acquisitions of Wholesome and Swerve, $2.0 million of stock-based compensation expense and $2.9 million for public company costs including both one-time costs as well as ongoing costs to operate as a public company in the three months ended June 30, 2021.
Amortization of intangible assets. Amortization of intangible assets for the three months ended June 30, 2021 was $4.7 million. Amortization of intangible assets for the combined three months ended June 30, 2020 was $2.5 million, including $0.1 million for the period from June 26, 2020 through June 30, 2020 and $2.4 million from April 1, 2020 through June 25, 2020. Amortization of intangible assets increased $2.2 million, or 85.7%, from $2.5 million for the three months ended June 30, 2020 primarily due to higher amortization expense related to the intangible assets acquired as part of the Wholesome and Swerve acquisitions.
Restructuring and other expenses. Restructuring and other expenses for the three months ended June 30, 2021 were $2.8 million and relate primarily to certain disposal costs at our Camden, New Jersey facility, as well as termination benefits related to the elimination and restructuring of positions at Flavors & Ingredients.
Change in fair value of warrant liabilities. Change in fair value of warrant liabilities for the three months ended June 30, 2021 was a non-operating loss of $0.2 million.
Interest expense, net. Interest expense, net for the three months ended June 30, 2021 was $6.4 million. Interest expense, net for the combined three months ended June 30, 2020 totaled $0.2 million including $0.1 million for the period from June 26, 2020 through June 30, 2020 and $0.1 million from April 1, 2020 through June 25, 2020. Interest expense, net increased $6.2 million in the three months ended June 30, 2021 due to interest expense under our new credit facilities and the amortization of debt issuance costs.
Other income (expense), net. Other income, net for three months ended June 30, 2021 was $0.2 million. Other expense, net for the combined three months ended June 30, 2020 was $1.0 million, including $0.1 million for the period from June 26, 2020 through June 30, 2020 and $0.9 million from April 1, 2020 through June 25, 2020. Other income, net increased $1.2 million in the three months ended June 30, 2021, primarily due to foreign exchange gains in the second quarter of 2021 compared to foreign exchange losses in the second quarter of 2020.
Benefit for income taxes. The benefit for income taxes for the three months ended June 30, 2021 was $4.2 million, which includes a discrete tax benefit of $4.2 million related to the receipt of a beneficial tax ruling in Switzerland which allows for future amortization deductions, the reversal of uncertain tax position liabilities as a result of the lapse of applicable statute of limitations, partially offset by a deferred tax provision related to a tax law change in the United Kingdom which was enacted during the quarter ended June 30, 2021. The benefit for income taxes for the combined three months ended June 30, 2020 was $0.4 million, including income tax expense of $0.01 million for the period from June 26, 2020 through June 30, 2020 and an income tax benefit of $0.4 million from April 1, 2020 through June 25, 2020. The effective tax rate for the three months ended June 30, 2021 was an income tax benefit of 882.8%, compared to an income tax provision of 2% for the period from June 26, 2020 through June 30, 2020 and an income tax benefit of 6.2% for the period from April 1, 2020 to June 25, 2020. The effective tax rate for the three months ended June 30, 2021 differs from the statutory federal rate of 21% primarily due to the discrete tax benefits. The effective tax rate for the period from June 26, 2020 through June 30, 2020 and for the period from April 1, 2020 through June 25, 2020 differ from the statutory federal rate of 21% primarily due to the U.S. tax effect of international operations including Global Intangible Low-Taxed Income (“GILTI”) recorded during the period and U.S. state taxes.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Product revenues, net. Product revenues, net for the six months ended June 30, 2021 was $232.3 million. Product revenues, net for the combined six months ended June 30, 2020 was $132.8 million, including $4.5 million for the period from June 26, 2020 through June 30, 2020 and $128.3 million from January 1, 2020 through June 25, 2020. Product revenues, net increased $99.5 million, or 74.9%, in the six months ended June 30, 2021 due to a $97.6 million increase in product revenues in the Branded CPG segment and a $1.9 million increase in product revenues at Flavors & Ingredients. The increase in Branded CPG revenues was due to $89.3 million of revenues related to the acquisitions of Wholesome and Swerve, $3.1 million of organic Branded CPG growth and $5.1 million impact from foreign exchange, as further described below.
Cost of goods sold. Cost of goods sold for the six months ended June 30, 2021 was $155.3 million. Cost of goods sold for the combined six months ended June 30, 2020 was $80.3 million, including $2.7 million for the period from June 26, 2020 through June 30, 2020 and $77.6 million from January 1, 2020 through June 25, 2020. Cost of goods sold increased $75.0 million, or 93.3%, in the six months ended June 30, 2021, primarily driven by $69.1 million related to the acquisitions of Wholesome and Swerve (including $1.9 million of purchase accounting adjustments related to inventory), higher volumes at Branded CPG and $0.6 million of stock-based compensation expense.
Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2021 was $60.7 million. Selling, general and administrative expenses for the combined six months ended June 30, 2020 was $45.3 million, including $1.9 million for the period from June 26, 2020 through June 30, 2020 and $43.4 million from January 1, 2020 through June 25, 2020. Selling, general and administrative expenses increased $15.4 million, in the six months ended June 30, 2021, primarily due to $9.1 million of acquisition related transaction expenses, $8.4 million of selling, general and administrative expenses from the acquisitions of Wholesome and Swerve, $5.0 million for public company costs including both one-time costs as well as ongoing costs to operate a public company and $3.4 million of stock-based compensation expense, partially offset by transaction bonuses of $10.6 million recorded in 2020.
Amortization of intangible assets. Amortization of intangible assets for the six months ended June 30, 2021 was $8.9 million. Amortization of intangible assets for the combined six months ended June 30, 2020 totaled $5.1 million, including $0.1 million for the period from June 26, 2020 through June 30, 2020 and $4.9 million from January 1, 2020 through June 25, 2020. Amortization of intangible assets increased $3.8 million, or 74.8%, in the six months ended June 30, 2021, primarily due to amortization expense related to the intangible assets acquired as part of the Wholesome and Swerve acquisitions.
Asset impairment charges. There were no asset impairment charges for the six months ended June 30, 2021. Asset impairment charges were $40.6 million for the combined six months ended June 30, 2020 and included an impairment charge recorded in the predecessor period of $22.9 million related to indefinite-lived intangible assets and a goodwill impairment charge of $17.7 million. The goodwill impairment charge of $17.7 million was the result of the Flavors & Ingredients and Branded CPG segments reporting units carrying values exceeding their fair value by $6.6 million and $11.1 million, respectively.
Restructuring and other expenses. Restructuring and other expenses for the six months ended June 30, 2021 were $4.5 million and relate primarily to certain disposal costs at our Camden, New Jersey facility.
Change in fair value of warrant liabilities. Change in fair value of warrant liabilities for the six months ended June 30, 2021 was a non-operating loss of $2.6 million, which is net of a $1.2 million non-operating gain that relates to the fiscal year ended December 31, 2020. See Notes 1, 6 and 7 to our unaudited condensed consolidated and combined financial statements for the six months ended June 30, 2021 for further discussion.
Interest expense, net. Interest expense, net for the six months ended June 30, 2021 was $11.5 million. Interest expense, net for the combined six months ended June 30, 2020 was $0.4 million, including $0.1 million for the period from June 26, 2020 through June 30, 2020 and $0.2 million from January 1, 2020 through June 25, 2020. Interest expense, net increased $11.1 million in the six months ended June 30, 2021 due to higher debt levels under our new credit facilities and the amortization of debt issuance costs.
Loss on extinguishment and debt transaction costs. Loss on extinguishment and debt transaction costs includes a $5.5 million pretax loss consisting of a write-off of unamortized debt issuance costs of $4.4 million and transaction costs of $1.1 million related to the amendment of our credit facilities on February 5, 2021.

Other income (expense), net. Other income, net for the six months ended June 30, 2021 was $0.5 million. Other income, net for the combined six months ended June 30, 2020 was $0.7 million, including $0.1 million of expense for the period from June 26, 2020 through June 30, 2020 and income of $0.8 million from January 1, 2020 through June 25, 2020. Other income, net fell $0.2 million, primarily due to lower foreign exchange gains in 2021 compared to 2020.
Benefit for income taxes. The benefit for income taxes for the six months ended June 30, 2021 was $7.8 million, which includes a discrete tax benefit of $4.3 million primarily related to the receipt of a beneficial tax ruling in Switzerland which allows for future amortization deductions, the reversal of uncertain tax position liabilities as a result of the lapse of applicable statute of limitations, partially offset by a deferred tax provision related to a tax law change in the United Kingdom which was enacted during the quarter ended June 30, 2021. The benefit for income taxes for the combined six months ended June 30, 2020 was $3.5 million, including a provision of $0.01 million for the period from June 26, 2020 through June 30, 2020 and an income tax benefit of $3.5 million from January 1, 2020 through June 25, 2020. The effective tax rate for the six months ended June 30, 2021 was an income tax benefit of 48.5%, compared to an income tax provision of 2% for the period from June 26, 2020 through June 30, 2020 and an income tax benefit of 9.3% for the period from January 1, 2020 through June 25, 2020. The effective tax rate for the six months ended June 30, 2021 differs from the statutory federal rate of 21% primarily due to the discrete tax benefits. The effective tax rate for the period from June 26, 2020 through June 30, 2020 differs from the statutory federal rate of 21% primarily due to the U.S. tax effect of international operations including GILTI recorded during the period and U.S. state taxes. The effective tax rate from January 1, 2020 through June 25, 2020 differs from the statutory federal rate of 21% primarily due to the impact of impairment charges on non-deductible goodwill and the U.S. tax effect of international operations including GILTI recorded during the period.
Branded CPG

	(Successor)			(Predecessor)
(In thousands)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	From June 26, 2020 to June 30, 2020	From April 1, 2020 to June 25, 2020	From January 1, 2020 to June 25, 2020
Product revenues, net	$99,095	$180,892	$2,551	$40,530	$80,749
Operating income (loss)	$10,258	$20,417	$77	$1,700	$(5,055)
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Segment product revenues, net. Product revenues, net for Branded CPG for the three months ended June 30, 2021 were $99.1 million. Product revenues, net for Branded CPG for the combined three months ended June 30, 2020 totaled $43.1 million, including $2.6 million for the period from June 26, 2020 through June 30, 2020 and $40.5 million from April 1, 2020 through June 25, 2020. Product revenues, net for Branded CPG increased $56.0 million in the three months ended June 30, 2021, primarily driven by $52.0 million of revenues related to the acquisitions of Wholesome and Swerve, $1.0 million increase in organic sales led by international regions and the $3.0 million favorable impact of foreign exchange, driven primarily by appreciating European currencies.
Segment operating income. Operating income for Branded CPG for the three months ended June 30, 2021 was $10.3 million. Operating income for Branded CPG for the combined three months ended June 30, 2020 totaled $1.8 million, including $0.1 million for the period from June 26, 2020 through June 30, 2020 and $1.7 million from April 1, 2020 through June 25, 2020. Operating income for Branded CPG increased $8.5 million, primarily due to additional operating income of $4.0 million related to the acquisitions of Wholesome and Swerve (which includes $0.9 million of amortization of inventory fair value adjustments), a $4.7 million decrease in bonus expense (including $2.7 million related to transaction bonuses in 2020), as well as increased product revenues and productivity gains, partially offset by $1.0 million of stock-based compensation expense.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Segment product revenues, net. Product revenues, net for Branded CPG for the six months ended June 30, 2021 were $180.9 million. Product revenues, net for Branded CPG for the combined six months ended June 30, 2020 totaled $83.3 million, including $2.6 million for the period from June 26, 2020 through June 30, 2020 and $80.7 million from January 1, 2020 through June 25, 2020. Product revenues, net for Branded CPG increased $97.6 million in the six months ended June 30, 2021, due to $89.3 million of revenues related to the acquisitions of Wholesome and Swerve, $3.1 million of global organic Branded CPG growth, led by retail and ecommerce growth and the $5.1 million impact of foreign exchange.
Segment operating income (loss). Operating income for Branded CPG for the six months ended June 30, 2021 was $20.4 million. Operating loss for Branded CPG for the combined six months ended June 30, 2020 totaled $5.0 million, including operating income of $0.1 million for the period from June 26, 2020 through June 30, 2020 and operating loss of $5.1 million from January 1, 2020 through June 25, 2020. Operating income for Branded CPG increased $25.4 million, primarily due to a goodwill impairment charge of $11.1 million and transaction bonuses of $2.7 million reflected in the prior year results that did not reoccur in 2021, additional operating income of $7.9 million related to the acquisitions of Wholesome and Swerve (which includes $1.9 million of amortization of inventory fair value adjustments), a $0.7 million decrease in bonus expense as well as increased product revenues and productivity, partially offset by $1.6 million of stock-based compensation expense.
Flavors & Ingredients

	(Successor)			(Predecessor)
(In thousands)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	From June 26, 2020 to June 30, 2020	From April 1, 2020 to June 25, 2020	From January 1, 2020 to June 25, 2020
Product revenues, net	$27,398	$51,426	$1,927	$21,826	$47,579
Operating income (loss)	$3,738	$4,710	$(211)	$292	$(23,718)
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Segment product revenues, net. Product revenues, net for Flavors & Ingredients for the three months ended June 30, 2021 were $27.4 million. Product revenues, net for Flavors & Ingredients for the combined three months ended June 30, 2020 totaled $23.8 million, including $1.9 million for the period from June 26, 2020 through June 30, 2020 and $21.8 million from April 1, 2020 through June 25, 2020. Product revenues, net increased $3.6 million or 15.3%, in the three months ended June 30, 2021, primarily driven by strong increases across most product lines. The results for the second quarter of 2020 were soft as customers temporarily built inventory in the first quarter of 2020 in response to the COVID-19 pandemic.
Segment operating income (loss). Operating income for Flavors & Ingredients for the three months ended June 30, 2021 was $3.7 million. Operating income for Flavors & Ingredients for the combined three months ended June 30, 2020 totaled $0.1 million, including an operating loss of $0.2 million for the period from June 26, 2020 through June 30, 2020 and operating income of $0.3 million from April 1, 2020 through June 25, 2020. Operating income for Flavors & Ingredients increased $3.7 million in the three months ended June 30, 2021, primarily driven by increased product revenues. Operating expenses were flat as $2.8 million of facility closure and restructuring costs and $0.9 million in amortization expense were offset by transaction bonuses of $3.8 million recorded in 2020 that did not reoccur.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Segment product revenues, net. Product revenues, net for Flavors & Ingredients for the six months ended June 30, 2021 were $51.4 million. Product revenues, net for Flavors & Ingredients for the combined six months ended June 30, 2020 totaled $49.5 million, including $1.9 million for the period from June 26, 2020 through June 30, 2020 and $47.6 million from January 1, 2020 through June 25, 2020. Product revenues, net increased $1.9 million or 3.9%, in the six months ended June 30, 2021, primarily driven by growth in derivatives.

Segment operating income (loss). Operating income for Flavors & Ingredients for the six months ended June 30, 2021 was $4.7 million. Operating loss for Flavors & Ingredients for the combined six months ended June 30, 2020 totaled $23.9 million, including an operating loss of $0.2 million for the period from June 26, 2020 through June 30, 2020 and operating loss of $23.7 million from January 1, 2020 through June 25, 2020. Operating income for Flavors & Ingredients increased $28.6 million in the six months ended June 30, 2021, primarily due to asset impairment charges totaling $29.5 million and transaction bonuses of $3.8 million, both included in the prior year results that did not reoccur in 2021, partially offset by $4.5 million of facility closure and restructuring costs and a $1.9 million increase in amortization expense due to purchase accounting revaluations of intangible assets.
Corporate
Beginning with the first quarter of 2021, the Company’s corporate office functions are now reported and included under Corporate. Corporate is not a reportable or operating segment.

	(Successor)			(Predecessor)
(In thousands)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	From June 26, 2020 to June 30, 2020	From April 1, 2020 to June 25, 2020	From January 1, 2020 to June 25, 2020
Operating loss	$(8,021)	$(22,216)	$(183)	$(6,851)	$(9,408)
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Operating loss. Operating loss for Corporate for the three months ended June 30, 2021 was $8.0 million. Operating loss for Corporate for the combined three months ended June 30, 2020 totaled $7.0 million, including $0.2 million for the period from June 26, 2020 through June 30, 2020 and $6.9 million from April 1, 2020 through June 25, 2020. Operating loss for Corporate increased $1.0 million in the three months ended June 30, 2021, primarily driven by $2.9 million for public company costs including both one-time costs as well as ongoing costs to operate as a public company and $1.1 million of stock-based compensation expense, partially offset by lower bonus expense of $3.8 million as 2020 included transaction bonuses of $4.5 million.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Operating loss. Operating loss for Corporate for the six months ended June 30, 2021 was $22.2 million. Operating loss for Corporate for the combined six months ended June 30, 2020 totaled $9.6 million, including $0.2 million for the period from June 26, 2020 through June 30, 2020 and $9.4 million from January 1, 2020 through June 25, 2020. Operating loss for Corporate rose $12.6 million in the six months ended June 30, 2021, primarily driven by $9.1 million of acquisition related transaction expenses, $5.0 million in public company costs including both one-time costs as well as ongoing costs to operate as a public company and $1.8 million of stock-based compensation expense, partially offset by $3.3 million of lower bonus expense as 2020 included transaction bonuses of $4.5 million.
Liquidity and Capital Resources
We have historically funded operations with cash flow from operations and, when needed, with borrowings, which are described below.
We believe our sources of liquidity and capital, and our Credit Facilities will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months.

The following table shows summary cash flow information for the three months ended June 30, 2021 and June 30, 2020 (in thousands):

	(Successor)		(Predecessor)
	Six Months Ended June 30, 2021	From June 26, 2020 to June 30, 2020	From January 1, 2020 to June 25, 2020
Net cash (used in) provided by operating activities	$(9,454)	$(3,997)	$19,908
Net cash used in investing activities	(186,968)	(197,809)	(3,532)
Net cash provided by (used in) financing activities	203,118	207,861	(16,924)
Effect of exchange rate changes on cash and cash equivalents	460	17	215
Net change in cash and cash equivalents	$7,156	$6,072	$(333)
Operating activities.Net cash used in operating activities was $9.5 million for the six months ended June 30, 2021. Net cash provided by operating activities for the combined six months ended June 30, 2020 totaled $15.9 million, including net cash used in operating activities of $4.0 million in the period from June 26, 2020 through June 30, 2020 and net cash provided by operating activities of $19.9 million from January 1, 2020 through June 25, 2020. The decrease was primarily attributable to unfavorable working capital changes and higher interest and tax payments. Cash paid for interest for the six months ended June 30, 2021 was $10.0 million compared to $0.9 million for the combined six months ended June 30, 2020. Cash paid for income taxes, net of income tax refunds, increased $2.1 million to $4.4 million for the six months ended June 30, 2021 compared to $2.2 million for the combined six months ended June 30, 2020.
Investing activities. Net cash used in investing activities was $187.0 million for the six months ended June 30, 2021 which included cash paid of $187.6 million, net of cash acquired, related to the acquisition of Wholesome, $1 million of cash received for the final working capital settlement related to the acquisition of Swerve, capital expenditures of $4.6 million and proceeds from the sale of one of our facilities of $4.3 million. Net cash used in investing activities was $197.8 million in the period from June 26, 2020 through June 30, 2020 which included cash paid of $376.7 million related to the Business Combination and $178.9 million of cash transferred from the trust account. Net cash used in investing activities was $3.5 million from January 1, 2020 through June 25, 2020 and was entirely related to capital expenditures.
Financing activities. Net cash provided by financing activities was $203.1 million for the six months ended June 30, 2021 and reflects $400 million of proceeds from the Credit Facilities (as defined and described below), repayment of the revolving credit facility of $47.9 million, repayments of long-term debt of $137.4 million and payments of debt issuance costs of $11.6 million. Net cash provided by financing activities was $207.9 million in the period from June 26, 2020 to June 30, 2020 which reflects $140 million of proceeds from the senior secured first lien term loan facility, net of debt issuance costs of $7.1 million and proceeds from the sale of common stock and warrants of $75 million. Net cash used in financing activities was $16.9 million from January 1, 2020 through June 25, 2020 due to $8.5 million of payments, offset by $3.5 million of borrowings related to the prior revolving credit facility and $11.9 million due to funding to the parent.
Indebtedness
On December 31, 2020, our senior secured loan agreement consisted of a senior secured first lien term loan facility of $140 million and a first lien revolving credit facility of up to $50 million. As of December 31, 2020, there were $2.1 million of outstanding letters of credit that reduced our availability under the revolving credit facility.
As of December 31, 2020, term loan borrowings were $131.8 million, net of debt issuance costs of $4.7 million. There were $47.9 million of borrowings under the revolving credit facility as of December 31, 2020. Additionally, as of December 31, 2020, the Company’s unamortized debt issuance costs related to the revolving credit facility were $1.7 million, which are included in other assets in the condensed consolidated balance sheet.
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
Loans outstanding under the Credit Facilities accrue interest at a rate per annum equal to (i) with respect to the Revolving Facility and letters of credit, (A) 2.75%, in the case of base rate advances, and (B) 3.75% in the case of LIBOR advances, and (ii) with respect to the Term Loan Facility, (A) 3.50%, in the case of base rate advances, and (B) 4.50% in the case of LIBOR advances, with a LIBOR floor of 1.00% with respect to the Term Loan Facility, and 0.00% with respect to the Revolving Facility and letters of credit, and base rate based on the highest of the prime rate, the federal funds rate plus 0.50%, LIBOR for a one-month interest period plus 1.00%, and with respect to the Revolving Facility and letters of credit, 0.00%, or with respect to the Term Loan Facility, 2.0%, and undrawn amounts under the Revolving Facility will accrue a commitment fee at a rate per annum equal to 0.50% on the average daily undrawn portion of the commitments thereunder. As of June 30, 2021, there were $2.1 million of outstanding letters of credit that reduced our availability under the revolving credit facility. Our unamortized debt issuance costs related to the revolving credit facility were $2.0 million as of June 30, 2021 and are included in other assets in the condensed consolidated balance sheet.
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
As of the date of the amendment of the credit facilities, the aggregate unamortized debt issuance costs totaled $6.2 million, of which $4.4 million was expensed as a loss on extinguishment of debt. Additionally, in connection with the Amended and Restated Credit Agreement, the Company paid fees to certain lenders of $3.8 million, which was considered a debt discount, all of which was deferred, and incurred transaction costs of $8.9 million, of which $7.8 million was deferred and $1.1 million was expensed as part of loss on extinguishment and debt transaction costs.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, income or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
The table below includes our future payments for debt and interest as of June 30, 2021, which were materially affected by the Amended and Restated Credit Agreement, as further described under Indebtedness (in thousands):

	Payments Due for the 12-Month Period Ended June 30,
	Total	2022	2023	2024	2025	2026	Thereafter
Debt	$399,063	$3,750	$3,750	$3,750	$3,750	$28,750	$355,313
Interest on debt	137,927	21,765	21,555	21,405	21,137	20,537	31,528
Total	$536,990	$25,515	$25,305	$25,155	$24,887	$49,287	$386,841

Critical Accounting Policies and Recently Issued Accounting Pronouncements
See Note 1 to our unaudited condensed consolidated and combined financial statements for the six months ended June 30, 2021 for discussion of our accounting policy regarding the accounting for Private Warrants.
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
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The Company’s management and the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2021 due solely to the previously identified material weakness associated with the accounting for Private Warrants reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.
The Company’s remediation plan has been implemented. However, the material weakness cannot be considered remediated until the controls operate for a sufficient period and management has concluded, through testing, that our internal controls are operating effectively. In connection with correcting its accounting for the Private Warrants, the Company has implemented additional review procedures and training related to the accounting for equity and liability instruments (including those with warrants) to determine proper accounting in accordance with GAAP.
While management believes that the remedial efforts will resolve the identified material weakness, there is no assurance that management’s remedial efforts conducted to date will be sufficient or that additional remedial actions will not be necessary.

Notwithstanding such material weakness in internal controls over financial reporting, our management concluded that our condensed consolidated and combined financial statements in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with GAAP.
Changes in Internal Control over Financial Reporting
There have been no other changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1.       Legal Proceedings.
There have been no material developments in our legal proceedings since we filed our Annual Report on Form 10-K for the year ended December 31, 2020. Refer to “Part I. Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information regarding legal proceedings.
Item 1A.   Risk Factors.
We discuss in our filings with the SEC various risks that may materially affect our business. The materialization of any risks and uncertainties identified in forward-looking statements contained in this report together with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 and our other filings with the SEC or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking Statements.” There have been no material changes in the risk factors previously disclosed in the section entitled “Item 1A-Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2020, and in the section entitled “Item 1A-Risk Factors” of the Quarterly Report on Form 10-Q for the quarter ended March, 31 2021, including the risk factors incorporated by reference therein, other than those listed in this section.

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

While we have experienced a net increase in the overall demand for our products during the COVID-19 pandemic, the continued duration of that increased demand environment is uncertain. Additionally, deteriorating economic conditions arising from the COVID-19 pandemic, or future pandemics, could adversely affect future demand for our products. Factors such as increased unemployment, decreases in disposable income and declines in consumer confidence could cause a decrease in demand for our overall product set, particularly higher priced products. Further, vaccines to prevent COVID-19 were approved by health agencies in the U.S. and other countries in which the Company operates, which began to be administered near the end of calendar year 2020. Distribution of the vaccines has been slower than anticipated. In addition, new strains of the virus appear to have increased transmissibility, which could complicate treatment and vaccination programs. The COVID-19 pandemic is an unprecedented situation and the Company's understanding of and response to its impacts is changing and evolving. The additional risk factors identified here are based upon information known at this time. The COVID-19 pandemic may adversely impact our business, financial condition, and results of operations in one or more ways not identified to date.
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
Although our remediation plan has been implemented and was completed as of the filing date of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, the material weakness cannot be considered remediated until the controls operate for a sufficient period and management has concluded, through testing, that our internal controls are operating effectively. While management believes that the remedial efforts will resolve the identified material weakness, there is no assurance that management’s efforts conducted to date will be sufficient or that additional actions will not be necessary. In addition, there can be no assurance that additional material weaknesses will not be identified in the future. If we are unsuccessful in remediating our existing or any future material weaknesses or other deficiencies in our internal control over financial reporting or disclosure controls and procedures, our business, reputation, results of operations, liquidity, financial condition, ability to access the capital markets, perceptions of our creditworthiness, and stock price could be adversely affected.
Our Private Warrants are accounted for as liabilities and changes in the value of these warrants could have a material effect on our financial results.
At each reporting period, the fair value of the warrant liabilities for the Private Warrants will be re-measured and the change in the fair value of the liability will be recorded as other income (expense) in our statement of operations. Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the derivative liability. The share price of our common stock represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our stock price and publicly traded warrants and interest rates. As a result, our consolidated financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our common stock, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could result in significant fluctuations in our results of operations. If our stock price is volatile, we expect that we will recognize non-cash gains or losses on the Private Warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.       Defaults Upon Senior Securities.
None.
Item 4.       Mine Safety Disclosures.
Not applicable.
Item 5.       Other Information.
None.

Item 6.        Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Certificate of Incorporation of Whole Earth Brands, Inc. (incorporated by reference to Exhibit 3.1 of Whole Earth Brands, Inc.’s Current Report on Form 8-K filed with the SEC on June 30, 2020)
3.2
Bylaws of Whole Earth Brands, Inc. (as amended through June 30, 2021) (incorporated by reference to Exhibit 3.1 of Whole Earth Brands, Inc.’s Current Report on Form 8-K filed with the SEC on July 1, 2021)

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

Whole Earth Brands, Inc.

/s/ Albert Manzone
Date: August 9, 2021	Name:	Albert Manzone
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew Rusie
Date: August 9, 2021	Name:	Andrew Rusie
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)