Form 10-Q
period 2021-09-30
Whole Earth Brands, Inc.
filed 2021-11-09
CIK 1753706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 5, 2021, there were 38,477,488 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

WHOLE EARTH BRANDS, INC.
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1.         Financial Statements.

Whole Earth Brands, Inc.
Condensed Consolidated and Combined Financial Statements (Unaudited)
For the Quarter Ended September 30, 2021

Whole Earth Brands, Inc.
Condensed Consolidated Balance Sheets
(In thousands of dollars, except for share and per share data)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$33,579	$16,898
Accounts receivable (net of allowances of $940 and $955, respectively)	72,997	56,423
Inventories	193,509	111,699
Prepaid expenses and other current assets	20,068	5,045
Total current assets	320,153	190,065

Property, Plant and Equipment, net	53,860	47,285

Other Assets
Operating lease right-of-use assets	21,596	12,193
Goodwill	241,154	153,537
Other intangible assets, net	271,472	184,527
Deferred tax assets, net	2,296	2,671
Other assets	8,278	6,260
Total Assets	$918,809	$596,538

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$41,968	$25,200
Accrued expenses and other current liabilities	26,186	29,029
Contingent consideration payable	53,631	—
Current portion of operating lease liabilities	6,123	3,623
Current portion of long-term debt	3,750	7,000
Total current liabilities	131,658	64,852
Non-Current Liabilities
Long-term debt	384,070	172,662
Warrant liabilities	2,507	—
Deferred tax liabilities, net	52,403	23,297
Operating lease liabilities, less current portion	19,463	11,324
Other liabilities	15,176	15,557
Total Liabilities	605,277	287,692
Commitments and Contingencies (Note 8)	—	—
Stockholders’ Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 220,000,000 shares authorized; 38,477,723 and 38,426,669 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively.	4	4
Additional paid-in capital	331,125	325,679
Accumulated deficit	(26,043)	(25,442)
Accumulated other comprehensive income	8,446	8,605
Total stockholders’ equity	313,532	308,846
Total Liabilities and Stockholders’ Equity	$918,809	$596,538
See Notes to Unaudited Consolidated and Combined Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated and Combined Statements of Operations
(In thousands of dollars, except for share and per share data)
(Unaudited)

	(Successor)				(Predecessor)
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	From June 26, 2020 to September 30, 2020	From January 1, 2020 to June 25, 2020
Product revenues, net	$128,941	$67,002	$361,259	$71,480	$128,328
Cost of goods sold	85,912	48,357	241,224	51,065	77,627
Gross profit	43,029	18,645	120,035	20,415	50,701

Selling, general and administrative expenses	24,838	14,881	85,573	16,827	43,355
Amortization of intangible assets	4,675	2,700	13,532	2,841	4,927
Asset impairment charges	—	—	—	—	40,600
Restructuring and other expenses	—	—	4,503	—	—

Operating income (loss)	13,516	1,064	16,427	747	(38,181)

Change in fair value of warrant liabilities	2,178	—	(425)	—	—
Interest expense, net	(6,553)	(2,045)	(18,027)	(2,161)	(238)
Loss on extinguishment and debt transaction costs	—	—	(5,513)	—	—
Other income (expense), net	(780)	(170)	(280)	(232)	801
Income (loss) before income taxes	8,361	(1,151)	(7,818)	(1,646)	(37,618)
(Benefit) provision for income taxes	(445)	1,684	(8,294)	1,694	(3,482)
Net income (loss)	$8,806	$(2,835)	$476	$(3,340)	$(34,136)

Net earnings (loss) per share:
Basic	$0.23	$(0.07)	$0.01	$(0.09)
Diluted	$0.17	$(0.07)	$0.01	$(0.09)

See Notes to Unaudited Consolidated and Combined Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated and Combined Statements of Comprehensive Income (Loss)
(In thousands of dollars)
(Unaudited)

	(Successor)				(Predecessor)
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	From June 26, 2020 to September 30, 2020	From January 1, 2020 to June 25, 2020
Net income (loss)	$8,806	$(2,835)	$476	$(3,340)	$(34,136)
Other comprehensive income (loss), net of tax:
Net change in pension benefit obligations recognized, net of taxes of $(5), $—, $(18), $— and $65	202	—	165	—	318
Foreign currency translation adjustments	(3,599)	3,130	(324)	3,145	(2,286)
Total other comprehensive income (loss), net of tax	(3,397)	3,130	(159)	3,145	(1,968)
Comprehensive income (loss)	$5,409	$295	$317	$(195)	$(36,104)
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
See Notes to Unaudited Consolidated and Combined Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated and Combined Statements of Equity (Continued)
(In thousands of dollars)
(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2020 (Successor)	38,426,669	$4	—	$—	$325,679	$(25,442)	$8,605	$308,846
Reclassification of Private Warrants (Note 1)	—	—	—	—	(7,062)	(1,077)	—	(8,139)
Transfer of Private Warrants to Public Warrants (Note 6)	—	—	—	—	2,502	—	—	2,502
Net loss	—	—	—	—	—	(12,025)	—	(12,025)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,038)	(2,038)
Stock-based compensation	—	—	—	—	1,639	—	—	1,639
Balance at March 31, 2021 (Successor)	38,426,669	$4	—	$—	$322,758	$(38,544)	$6,567	$290,785
Net income	—	—	—	—	—	3,695	—	3,695
Other comprehensive income, net of tax	—	—	—	—	—	—	5,276	5,276
Stock-based compensation	—	—	—	—	2,392	—	—	2,392
Net share settlements of stock-based awards	29,090	—	—	—	—	—	—	—
Balance at June 30, 2021 (Successor)	38,455,759	$4	—	$—	$325,150	$(34,849)	$11,843	$302,148
Transfer of Private Warrants to Public Warrants (Note 6)	—	—	—	—	3,555	—	—	3,555
Net income	—	—	—	—	—	8,806	—	8,806
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,397)	(3,397)
Warrant exercises	50	—	—	—	1	—	—	1
Stock-based compensation	—	—	—	—	2,534	—	—	2,534
Net share settlements of stock-based awards	21,914	—	—	—	(115)	—	—	(115)
Balance at September 30, 2021 (Successor)	38,477,723	$4	—	$—	$331,125	$(26,043)	$8,446	$313,532
See Notes to Unaudited Consolidated and Combined Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated and Combined Statements of Cash Flows
(In thousands of dollars)
(Unaudited)

	(Successor)		(Predecessor)
	Nine Months Ended September 30, 2021	From June 26, 2020 to September 30, 2020	From January 1, 2020 to June 25, 2020
Operating activities
Net income (loss)	$476	$(3,340)	$(34,136)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	7,191	—	—
Depreciation	3,230	797	1,334
Amortization of intangible assets	13,532	2,841	4,927
Deferred income taxes	2,210	(3,490)	(5,578)
Asset impairment charges	—	—	40,600
Amortization of inventory fair value adjustments	(882)	8,701	—
Non-cash loss on extinguishment of debt	4,435	—	—
Change in fair value of warrant liabilities	425	—	—
Changes in current assets and liabilities:
Accounts receivable	(2,452)	(6,535)	7,726
Inventories	(4,200)	(3,679)	3,576
Prepaid expenses and other current assets	(894)	(2,516)	3,330
Accounts payable, accrued liabilities and income taxes	(16,706)	(5,618)	507
Other, net	190	124	(2,378)
Net cash provided by (used in) operating activities	6,555	(12,715)	19,908

Investing activities
Capital expenditures	(7,076)	(2,139)	(3,532)
Acquisitions, net of cash acquired	(190,231)	(376,674)	—
Proceeds from the sale of fixed assets	4,257	—	—
Transfer from trust account	—	178,875	—
Net cash used in investing activities	(193,050)	(199,938)	(3,532)

Financing activities
Proceeds from revolving credit facility	25,000	—	3,500
Repayments of revolving credit facility	(47,855)	—	(8,500)
Long-term borrowings	375,000	140,000	—
Repayments of long-term borrowings	(138,376)	(1,750)	—
Debt issuance costs	(11,589)	(7,139)	—
Proceeds from sale of common stock and warrants	1	75,000	—
Tax withholdings related to net share settlements of stock-based awards	(115)	—	—
Funding to Parent, net	—	—	(11,924)
Net cash provided by (used in) financing activities	202,066	206,111	(16,924)
See Notes to Unaudited Consolidated and Combined Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated and Combined Statements of Cash Flows (Continued)
(In thousands of dollars)
(Unaudited)

	(Successor)		(Predecessor)
	Nine Months Ended September 30, 2021	From June 26, 2020 to September 30, 2020	From January 1, 2020 to June 25, 2020

Effect of exchange rate changes on cash and cash equivalents	1,110	88	215
Net change in cash and cash equivalents	16,681	(6,454)	(333)
Cash and cash equivalents, beginning of period	16,898	55,535	10,395
Cash and cash equivalents, end of period	$33,579	$49,081	$10,062

Supplemental disclosure of cash flow information
Interest paid	$15,627	$1,667	$798
Taxes paid, net of refunds	$3,999	$1,722	$2,244
Supplemental disclosure of non-cash investing
Non-cash capital expenditures	$3,796	$—	$—
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
In the opinion of management, the financial statements contain all adjustments necessary to state fairly the financial position of the Company as of September 30, 2021 and the results of operations and cash flows for all periods presented. All adjustments reflected in the accompanying unaudited consolidated and combined financial statements, which management believes are necessary to state fairly the financial position, results of operations and cash flows, have been reflected and are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation.
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

Whole Earth Brands, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

In connection with the restructuring plans, the Company recognized restructuring and other expenses of $4.5 million for the nine months ended September 30, 2021. This included facility exit and other related costs of $3.9 million and employee termination benefits of $0.6 million. During the nine months ended September 30, 2021, the Company paid employee termination benefits of $0.5 million. The Company has accrued severance expense related to the restructuring plans of $1.1 million and $1.0 million at September 30, 2021 and December 31, 2020, respectively, which is recorded in accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets.
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
In the first half of 2021, the Company recorded measurement period adjustments to its allocation of purchase price resulting in an increase in deferred tax liabilities, net of $1.5 million, other liabilities of $0.7 million and goodwill of $2.2 million.

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
Swerve Acquisition—On November 10, 2020, the Company executed and closed a definitive Equity Purchase Agreement (the “Purchase Agreement”) with RF Development, LLC (“RF Development”), Swerve, L.L.C. (“Swerve LLC”) and Swerve IP, L.L.C. (“Swerve IP” and together with Swerve LLC, “Swerve”). Swerve is a manufacturer and marketer of a portfolio of zero sugar, keto-friendly, and plant-based sweeteners and baking mixes. The Company purchased all of the issued and outstanding equity interests of both Swerve LLC and Swerve IP from RF Development for $80 million in cash, subject to customary post-closing adjustments. In connection with the acquisition of Swerve, the Company incurred transaction-related costs of $0.3 million in the nine months ended September 30, 2021. Swerve is included within the Company’s Branded CPG reportable segment. Swerve’s results are included in the Company’s consolidated statement of operations from the date of acquisition.
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
On February 5, 2021, pursuant to the terms of the Wholesome Purchase Agreement, the Company purchased and acquired all of the issued and outstanding shares of capital stock for an initial cash purchase price of $180 million plus up to an additional $55 million (the “Earn-Out Amount”) upon the satisfaction of certain post-closing financial metrics. Subject to the terms and conditions of the Wholesome Purchase Agreement payment of the Earn-Out Amount, in whole or in part, is subject to Wholesome achieving certain EBITDA thresholds at or above approximately $30 million during the period beginning August 29, 2020, and ending December 31, 2021 and is expected to be paid by March 31, 2022. A portion of the Earn-Out Amount (up to $27.5 million) may be paid, at the Company’s election, in freely tradeable, registered shares of Company common stock. The fair value of the Earn-Out Amount assumes a full payout. In connection with the acquisition of Wholesome, the Company incurred transaction-related costs of $0.1 million and $4.7 million in the three and nine months ended September 30, 2021, respectively.
The following summarizes the preliminary purchase consideration (in thousands):

Base cash consideration	$180,000
Closing adjustment	13,863
Fair value of Earn-Out Amount	52,395
Total Purchase Price	$246,258

Whole Earth Brands, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

The Company preliminarily recorded the fair value of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed as follows (in thousands):

Cash and cash equivalents	$2,664
Accounts receivable	15,868
Inventories	78,522
Prepaid expenses and other current assets	1,271
Property, plant and equipment, net	3,134
Operating lease right-of-use assets	7,585
Intangible assets	104,500
Other assets	1,189
Total assets acquired	214,733
Accounts payable	5,251
Accrued expenses and other current liabilities	10,576
Current portion of operating lease liabilities	1,435
Operating lease liabilities, less current portion	6,150
Deferred tax liabilities, net	26,685
Total liabilities assumed	50,097
Net assets acquired	164,636
Goodwill	81,622
Total Purchase Price	$246,258
The preliminary values allocated to identifiable intangible assets and their estimated useful lives are as follows:

Identifiable intangible assets	Fair Value (in thousands)	Useful Life (in years)
Customer relationships	$55,700	10
Tradenames	48,800	25
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
In the second and third quarter of 2021, the Company recorded measurement period adjustments to its initial allocation of purchase price as a result of ongoing valuation procedures on assets and liabilities assumed, including (i) an increase in purchase price of $3.6 million due to the finalization of the closing adjustment; (ii) a decrease to inventory of $0.2 million; (iii) an increase in prepaid expenses and other current assets of $0.5 million; (iv) an increase in property, plant and equipment of $0.4 million; (v) a decrease to intangible assets of $1.9 million; (vi) a decrease to other assets of $0.1 million; (vii) a decrease to accrued expenses and other current liabilities of $2.7 million; (viii) a decrease to deferred tax liabilities, net of $0.3 million; and (ix) an increase to goodwill of $1.9 million due to the incremental measurement period adjustments discussed in items (i) through (viii). The impact of measurement period adjustments to the results of operations was immaterial.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

The results of the Company’s operations for the three and nine months ended September 30, 2021 includes the results of Wholesome since February 5, 2021. Product revenues, net and operating income of Wholesome included in the Company’s condensed consolidated statement of operations for the three months ended September 30, 2021 was $53.1 million and $7.5 million, respectively, and for the nine months ended September 30, 2021 was $125.3 million and $12.6 million, respectively.
Pro Forma Financial Information—The following unaudited pro forma financial information summarizes the results of operations for the Company as though the Business Combination and Swerve acquisition had occurred on January 1, 2019 and the Wholesome acquisition had occurred on January 1, 2020 (in thousands):

	Pro Forma Statements of Operations
	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue	$128,941	$120,968	$381,639	$367,150
Net income (loss)	$9,613	$5,272	$13,928	$(38,626)
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
The Successor and Predecessor periods have been combined in the pro forma for the three and nine months ended September 30, 2021 and 2020 and include adjustments to reflect intangible asset amortization based on the economic values derived from definite-lived intangible assets, interest expense on the new debt financing, depreciation expense for certain property, plant and equipment that have been adjusted to fair value, and the release of the inventory fair value adjustments into cost of goods sold. These adjustments are net of taxes.
NOTE 3: INVENTORIES
Inventories consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials and supplies	$117,445	$66,487
Work in process	1,408	562
Finished goods	74,656	44,650
Total inventories	$193,509	$111,699

Whole Earth Brands, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets consisted of the following (in thousands):

	September 30, 2021			December 31, 2020
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Other intangible assets subject to amortization
Customer relationships (useful life of 5 to 10 years)	$105,868	$(11,313)	$94,555	$50,877	$(3,020)	$47,857
Tradenames (useful life of 25 years)	173,273	(7,056)	166,217	128,155	(2,185)	125,970
Total	$279,141	$(18,369)	$260,772	$179,032	$(5,205)	$173,827
Other intangible assets not subject to amortization
Product formulations			10,700			10,700
Total other intangible assets, net			271,472			184,527
Goodwill			241,154			153,537
Total goodwill and other intangible assets			$512,626			$338,064
At September 30, 2021 and December 31, 2020, goodwill at Branded CPG was $237.4 million and $150.3 million, respectively, and goodwill at Flavors & Ingredients was $3.8 million and $3.2 million, respectively.
The Successor’s amortization expense for intangible assets was $4.7 million and $13.5 million for the three and nine months ended September 30, 2021, respectively, and $2.7 million and $2.8 million for the three months ended September 30, 2020 and the period from June 26, 2020 through September 30, 2020, respectively. The Predecessor’s amortization expense for intangible assets was $4.9 million for the period from January 1, 2020 to June 25, 2020.
Amortization expense relating to amortizable intangible assets as of September 30, 2021 for the next five years is expected to be as follows (in thousands):

Remainder of 2021	$4,679
2022	18,717
2023	18,717
2024	18,717
2025	18,483
2026	18,263

Whole Earth Brands, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

NOTE 5: DEBT
Debt consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Term loan	$373,125	$136,500
Revolving credit facility	25,000	47,855
Less: current portion	(3,750)	(7,000)
Less: unamortized discount and debt issuance costs	(10,305)	(4,693)
Total long-term debt	$384,070	$172,662
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
In connection with the closing of the Wholesome Transaction, on February 5, 2021, further discussed in Note 2, the Company and certain of its subsidiaries entered into an amendment and restatement agreement (the “Amendment Agreement”) with Toronto Dominion (Texas) LLC, which amended and restated its existing senior secured loan agreement dated as of June 25, 2020 (as amended on September 4, 2020, the “Existing Credit Agreement,” and as further amended by the Amendment Agreement, the “Amended and Restated Credit Agreement”), by and among Toronto Dominion (Texas), LLC, as administrative agent, certain lenders signatory thereto and certain other parties.
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
Loans outstanding under the Credit Facilities accrue interest at a rate per annum equal to (i) with respect to the Revolving Facility and letters of credit, (A) 2.75%, in the case of base rate advances, and (B) 3.75% in the case of LIBOR advances, and (ii) with respect to the Term Loan Facility, (A) 3.50%, in the case of base rate advances, and (B) 4.50% in the case of LIBOR advances, with a LIBOR floor of 1.00% with respect to the Term Loan Facility, and 0.00% with respect to the Revolving Facility and letters of credit, and base rate based on the highest of the prime rate, the federal funds rate plus 0.50%, LIBOR for a one-month interest period plus 1.00%, and with respect to the Revolving Facility and letters of credit, 0.00%, or with respect to the Term Loan Facility, 2.00%, and undrawn amounts under the Revolving Facility will accrue a commitment fee at a rate per annum equal to 0.50% on the average daily undrawn portion of the commitments thereunder. As of September 30, 2021, there were $2.1 million of outstanding letters of credit that reduced the Company’s availability under the revolving credit facility. The Company’s unamortized debt issuance costs related to the revolving credit facility were $1.9 million as of September 30, 2021 and are included in other assets in the condensed consolidated balance sheet.
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

NOTE 6: WARRANTS
As of the date of the Business Combination, the Company had approximately 20,263,500 warrants outstanding, consisting of (i) 15,000,000 public warrants originally sold as part of the units issued in Act II’s initial public offering (the “Public Warrants”) and (ii) 5,263,500 Private Warrants that were sold by Act II to the PIPE Investors in conjunction with the Business Combination (collectively with the Public Warrants, the “Warrants”). Each warrant is exercisable for one-half of one share of the Company’s common stock at a price of $11.50 per whole share, subject to adjustment. Warrants may only be exercised for a whole number of shares as no fractional shares will be issued. As of September 30, 2021 and December 31, 2020, the Company had 18,929,980 and 15,982,520 Public Warrants outstanding, respectively, and 1,333,420 and 4,280,980 Private Warrants outstanding, respectively.
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
There were 100 Warrants exercised for 50 shares of the Company’s common stock as of September 30, 2021.
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
Contingent Consideration Payable—The Company measures the contingent consideration payable at fair value. The fair value of the contingent consideration utilized Level 3 inputs as it is based on significant inputs not observable in the market as of September 30, 2021, such as projected financial information and discount rate.
Debt—The Company measures its term loan and revolving facilities at original carrying value including accrued interest, net of unamortized deferred financing costs and fees. The fair value of the credit facilities approximates carrying value, as they consist of variable rate loans.
Warrant Liabilities—The Company classifies its Private Warrants as liabilities in accordance with ASC Topic 815. The Company estimates the fair value of the Private Warrants using a Black-Scholes options pricing model. The fair value of the Private Warrants utilized Level 3 inputs as it is based on significant inputs not observable in the market as of September 30, 2021.
The fair value of the Private Warrants was estimated at September 30, 2021 using a Black-Scholes options pricing model and the following assumptions:

Input	September 30, 2021
Asset price	$11.55
Exercise price	$11.50
Risk-free interest rate	0.70%
Expected volatility	42.0%
Expected term (years)	3.74
Dividend yield	0.0%

Whole Earth Brands, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

The fair value of warrant liabilities as of September 30, 2021 was $2.5 million. The changes in the warrant liabilities during the nine months ended September 30, 2021 were as follows (in thousands):

Reclassification of fair value of Private Warrants to warrant liabilities as of January 1, 2021	$8,139
Cumulative impact of change in fair value of Private Warrants in 2020	(1,161)
Transfer of Private Warrants to Public Warrants	(2,502)
Change in fair value of warrant liabilities in Q1 2021	3,523
Fair value of warrant liabilities as of March 31, 2021	$7,999
Change in fair value of warrant liabilities in Q2 2021	241
Fair value of warrant liabilities as of June 30, 2021	$8,240
Transfer of Private Warrants to Public Warrants	(3,555)
Change in fair value of warrant liabilities in Q3 2021	(2,178)
Fair value of warrant liabilities as of September 30, 2021	$2,507
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
As of September 30, 2021, the Company had obligations to purchase $17.2 million of raw materials through 2026; however, it is unable to make reasonably reliable estimates of the timing of such payments.
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
The Successor’s income tax benefit was $0.4 million for the three months ended September 30, 2021, which includes a discrete income tax benefit of $0.3 million related to the finalization of a Switzerland tax ruling (as further described below) and $0.2 million in connection with the filing of the Company’s 2020 U.S. federal and state tax returns during the quarter. The effective tax rate for the three months ended September 30, 2021 was an income tax benefit of 5.3% on pre-tax income of $8.4 million which differs from the statutory federal rate of 21% primarily due to non-deductible permanent differences, state and local income taxes, benefit from losses in certain jurisdictions, foreign income at different rates, and the discrete tax benefits described above.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

The Successor’s income tax benefit was $8.3 million for the nine months ended September 30, 2021, which includes a discrete income tax benefit of $4.8 million. The Company recorded a discrete tax benefit of $4.0 million related to the receipt of a beneficial tax ruling in Switzerland which allows for future amortization deductions, $1.0 million related to the reversal of uncertain tax position liabilities as a result of the lapse of applicable statute of limitations, and $0.2 million related to finalization of the Company’s 2020 U.S. federal and state tax returns during the quarter ended September 30, 2021, offset with a deferred tax provision of $0.5 million related to a tax law change in the United Kingdom which was enacted in June 2021. The effective tax rate for the nine months ended September 30, 2021 was an income tax benefit of 106.1% on a pre-tax loss of $7.8 million. The effective tax rate differs from the federal rate of 21% primarily due to non-deductible permanent differences, state and local income taxes and the discrete tax benefits described above.
The Successor’s income tax provision was $1.7 million for the three months ended September 30, 2020, which includes a discrete tax provision of $0.4 million. The effective tax rate for the three months ended September 30, 2020 was an income tax provision of (146.3%) on a pre-tax loss of $1.2 million. The effective tax rate differs from the statutory federal rate of 21% primarily due to the U.S. tax effect of international operations including Global Intangible Low-Taxed Income (“GILTI”) recorded during the period.
The Successor’s income tax provision was $1.7 million for the period from June 26, 2020 through September 30, 2020. The effective tax rate for the period from June 26, 2020 through September 30, 2020 was computed by applying an estimate of the annual effective tax rate for the Successor period to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The effective tax provision was (102.9%) on a pre-tax loss of $1.6 million from June 26, 2020 through September 30, 2020 and differs from the statutory federal tax rate of 21% primarily due to GILTI recorded during the period. The Predecessor’s income tax benefit was $3.5 million for the period from January 1, 2020 through June 25, 2020. The effective tax rate for the period from January 1, 2020 through June 25, 2020 was computed using a discrete method. The Predecessor’s effective tax rate was 9.3% on pre-tax loss of $37.6 million which differs from the statutory rate of 21% primarily due to the impact of the impairment charges of non-deductible goodwill and the U.S. tax effect of international operations including GILTI recorded during the period.
As of September 30, 2021 and December 31, 2020, the Company had an uncertain tax position liability of $0.2 million and $1.2 million, respectively, including interest and penalties. The unrecognized tax benefits include amounts related primarily to various state and foreign tax issues.
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
In February 2021, the Compensation Committee approved the termination of the Company’s qualified defined benefit retirement plan at Flavors & Ingredients. The Company expects to settle the long-term liability associated with the termination through a combination of (i) lump-sum payments in the fourth quarter of 2021 to eligible participants who elect to receive them and (ii) the purchase of annuity contracts in the first half of 2022.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

The components of net periodic benefit (credit) cost for the Company’s defined benefit pension plans for the Successor and Predecessor were as follows (in thousands):

	(Successor)				(Predecessor)
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	From June 26, 2020 to September 30, 2020	From January 1, 2020 to June 25, 2020
Service cost	$15	$47	$47	$47	$41
Interest cost	259	273	778	273	593
Expected return on plan assets	(398)	(392)	(1,197)	(392)	(817)
Recognized actuarial loss	9	—	27	—	276
Amortization of prior service cost	—	—	—	—	33
Settlement/curtailment gain	(97)	—	(97)	—	—
Net periodic benefit (credit) cost	$(212)	$(72)	$(442)	$(72)	$126
Net periodic benefit (credit) cost is reflected in the Company’s consolidated financial statements as follows for the Successor and Predecessor periods presented (in thousands):

	(Successor)				(Predecessor)
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	From June 26, 2020 to September 30, 2020	From January 1, 2020 to June 25, 2020
Selling, general and administrative expense	$15	$47	$47	$47	$41
Other income, net	(227)	(119)	(489)	(119)	85
Net periodic benefit (credit) cost	$(212)	$(72)	$(442)	$(72)	$126
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
Stock-based compensation expense for the three and nine months ended September 30, 2021 was $2.7 million and $7.2 million, respectively, and no expense was recognized for the same periods in the prior year. Stock-based compensation expense for the three and nine months ended September 30, 2021 includes $0.2 million and $0.6 million, respectively, of expense related to 2021 management bonuses expected to be settled in stock and accounted for as a liability.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

A summary of activity and weighted average fair values related to the RSUs is as follows:

	Nine Months Ended September 30, 2021
	Shares	Weighted Average Fair Value
Outstanding at December 31, 2020	633,057	$8.34
Granted	553,146	13.55
Vested	(40,659)	10.23
Forfeited	(20,345)	8.34
Outstanding and nonvested at September 30, 2021	1,125,199	$10.90
A summary of activity and weighted average fair values related to the RSAs is as follows:

	Nine Months Ended September 30, 2021
	Shares	Weighted Average Fair Value
Outstanding at December 31, 2020	68,946	$8.34
Granted	—	—
Outstanding and nonvested at September 30, 2021	68,946	$8.34
A summary of activity and weighted average fair values related to the PSUs is as follows:

	Nine Months Ended September 30, 2021
	Shares	Weighted Average Fair Value
Outstanding at December 31, 2020	—	$—
Granted	323,555	13.65
Outstanding and nonvested at September 30, 2021	323,555	$13.65
As of September 30, 2021, the Company had not yet recognized compensation costs on nonvested awards as follows (in thousands):

	Unrecognized Compensation Cost	Weighted Avg. Remaining Recognition Period (in years)
Nonvested awards	$10,096	1.06
NOTE 12: STOCKHOLDERS' EQUITY
Common Stock Repurchase Plan—On September 8, 2020, the Company announced that its board of directors had authorized a stock repurchase plan of up to $20 million of shares of the Company’s common stock. The shares were available for repurchase from time to time over a 12-month period which expired on September 15, 2021, in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with U.S. federal securities laws. There were no repurchases of the Company’s common stock under the stock repurchase plan.

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
The computation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2021, the three months ended September 30, 2020, and for the period from June 26, 2020 to September 30, 2020 is shown below (in thousands, except for share and per share data):

	(Successor)
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	From June 26, 2020 to September 30, 2020
EPS numerator:
Net income (loss) attributable to common shareholders	$8,806	$(2,835)	$476	$(3,340)
Less: Change in fair value of warrant liabilities	(2,178)	—	—	—
Numerator - diluted	$6,628	$(2,835)	$476	$(3,340)

EPS denominator:
Weighted average shares outstanding - basic	38,492,878	38,426,669	38,453,611	38,426,669
Effect of dilutive securities	1,372,872	—	1,493,119	—
Weighted average shares outstanding - diluted	39,865,750	38,426,669	39,946,730	38,426,669

Net earnings (loss) per share:
Basic	$0.23	$(0.07)	$0.01	$(0.09)
Diluted	$0.17	$(0.07)	$0.01	$(0.09)
For the nine months ended September 30, 2021, 142,702 warrants were excluded from the diluted EPS calculation because they were determined to be anti-dilutive. For the three months ended September 30, 2020 and for the period from June 26, 2020 to September 30, 2020, 10,131,748 warrants, 719,038 RSUs and 68,946 RSAs were excluded from the diluted EPS calculation because they were determined to be anti-dilutive.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

NOTE 14: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes accumulated other comprehensive income (loss) (“AOCI”), net of taxes, by component (in thousands):

	Net Currency Translation Gains (Losses)	Funded Status of Benefit Plans	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019 (Predecessor)	$2,885	$(10,944)	$(8,059)
Other comprehensive loss before reclassifications	(1,884)	—	(1,884)
Amounts reclassified from AOCI	—	48	48
Balance at March 31, 2020 (Predecessor)	1,001	(10,896)	(9,895)
Other comprehensive loss before reclassifications	(402)	—	(402)
Amounts reclassified from AOCI	—	270	270
Balance at June 25, 2020 (Predecessor)	599	(10,626)	(10,027)
Purchase accounting adjustments to eliminate Predecessor’s accumulated other comprehensive loss (income)	(599)	10,626	10,027
Balance at June 26, 2020 (Successor)	—	—	—
Other comprehensive income before reclassifications	15	—	15
Balance at June 30, 2020 (Successor)	15	—	15
Other comprehensive income before reclassifications	3,130	—	3,130
Balance at September 30, 2020 (Successor)	$3,145	$—	$3,145

Balance at December 31, 2020 (Successor)	$7,774	$831	$8,605
Other comprehensive loss before reclassifications	(2,047)	—	(2,047)
Amounts reclassified from AOCI	—	9	9
Balance at March 31, 2021 (Successor)	5,727	840	6,567
Other comprehensive income (loss) before reclassifications	5,322	(55)	5,267
Amounts reclassified from AOCI	—	9	9
Balance at June 30, 2021 (Successor)	11,049	794	11,843
Other comprehensive (loss) income before reclassifications	(3,599)	290	(3,309)
Amounts reclassified from AOCI	—	(88)	(88)
Balance at September 30, 2021 (Successor)	$7,450	$996	$8,446
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
In July 2020, the Company entered into an agreement with Watermill Institutional Trading LLC, a registered broker-dealer (“Watermill”), to act as one of the Company’s financial advisors for a 12-month period commencing July 22, 2020 for total consideration of $0.9 million, of which $0.1 million and $0.5 million was expensed during the three and nine months ended September 30, 2021, respectively. Additionally, the Company incurred additional expense of $2.0 million during the nine months ended September 30, 2021 related to services provided by Watermill in connection with the acquisition of Wholesome. A former director of Act II is a registered representative of Watermill and is providing services directly to the Company under the agreement.
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
The following table presents selected financial information relating to the Company’s business segments (in thousands):

	(Successor)				(Predecessor)
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	From June 26, 2020 to September 30, 2020	From January 1, 2020 to June 25, 2020
Product revenues, net
Branded CPG	$102,693	$41,006	$283,585	$43,557	$80,749
Flavors & Ingredients	26,248	25,996	77,674	27,923	47,579
Total product revenues, net	$128,941	$67,002	$361,259	$71,480	$128,328

Operating income (loss)
Branded CPG	$10,090	$7,138	$30,507	$7,215	$(5,055)
Flavors & Ingredients	9,520	(435)	14,230	(646)	(23,718)
	19,610	6,703	44,737	6,569	(28,773)
Corporate	(6,094)	(5,639)	(28,310)	(5,822)	(9,408)
Total operating income (loss)	$13,516	$1,064	$16,427	$747	$(38,181)

Whole Earth Brands, Inc.
Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)

The following table presents geographic information based upon revenues of the Company’s major geographic markets (in thousands):

	(Successor)				(Predecessor)
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	From June 26, 2020 to September 30, 2020	From January 1, 2020 to June 25, 2020
Branded CPG:
North America	$72,285	$14,642	$190,699	$15,514	$29,927
Europe	18,197	16,934	58,135	17,816	31,837
India, Middle East and Africa	3,267	2,262	9,522	2,493	3,778
Asia-Pacific	5,732	3,820	16,552	4,189	9,328
Latin America	3,212	3,348	8,677	3,545	5,879
Flavors & Ingredients	26,248	25,996	77,674	27,923	47,579
Total product revenues, net	$128,941	$67,002	$361,259	$71,480	$128,328

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read together with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“Annual Report”) and our unaudited condensed consolidated and combined financial statements and the related notes appearing elsewhere in this Quarterly Report. For purposes of this section, “Whole Earth Brands,” the “Company,” “we,” or “our” refer to (i) Mafco Worldwide & Merisant and their subsidiaries (“Predecessor”) for the Period from January 1, 2020 through June 25, 2020 (each referred to herein as a “Predecessor Period”) prior to the consummation of the Business Combination and (ii) Whole Earth Brands, Inc. and its subsidiaries (the “Successor”) for the period from January 1, 2021 through September 30, 2021 (the “Successor Period”) after the Business Combination, unless the context otherwise requires.
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
While we have experienced a net increase in the overall demand for our products, we are unable to fully determine the future impact of COVID-19 on demand for our products or our ability to supply our products. The full extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related containment and mitigation actions taken by national, state and local government officials across the world to prevent disease spread. While vaccines to prevent COVID-19 were approved by health agencies in the U.S. and other countries in which the Company operates and began to be administered near the end of calendar year 2020, distribution of the vaccines globally is taking longer than anticipated, and where vaccines are available, the public’s willingness to get inoculated has lagged. In addition, new strains of the virus appear to have increased transmissibility, including, in some limited cases, among those who are vaccinated. The extent of the pandemic’s impact on us will also depend upon our employees’ ability to work safely in our facilities, our customers’ ability to continue to operate or receive our products, the ability of our suppliers to continue to operate, and the level of activity and demand for the ultimate product and services of our customers or their customers.

Results of Operations
Consolidated

	(Successor)				(Predecessor)
(In thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	From June 26, 2020 to September 30, 2020	From January 1, 2020 to June 25, 2020
Product revenues, net	$128,941	$67,002	$361,259	$71,480	$128,328
Cost of goods sold	85,912	48,357	241,224	51,065	77,627
Gross profit	43,029	18,645	120,035	20,415	50,701
Selling, general and administrative expenses	24,838	14,881	85,573	16,827	43,355
Amortization of intangible assets	4,675	2,700	13,532	2,841	4,927
Asset impairment charges	—	—	—	—	40,600
Restructuring and other expenses	—	—	4,503	—	—
Operating income (loss)	13,516	1,064	16,427	747	(38,181)
Change in fair value of warrant liabilities	2,178	—	(425)	—	—
Interest expense, net	(6,553)	(2,045)	(18,027)	(2,161)	(238)
Loss on extinguishment and debt transaction costs	—	—	(5,513)	—	—
Other income (expense), net	(780)	(170)	(280)	(232)	801
Income (loss) before income taxes	8,361	(1,151)	(7,818)	(1,646)	(37,618)
(Benefit) provision for income taxes	(445)	1,684	(8,294)	1,694	(3,482)
Net income (loss)	$8,806	$(2,835)	$476	$(3,340)	$(34,136)
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Product revenues, net. Product revenues, net for the three months ended September 30, 2021 were $128.9 million, an increase of $61.9 million, or 92.4%, from $67.0 million for the three months ended September 30, 2020 due to a $61.7 million increase in product revenues in the Branded CPG segment and a $0.3 million increase in product revenues at Flavors & Ingredients. The increase in Branded CPG revenues was due to $57.0 million of revenues related to the acquisitions of Wholesome and Swerve, $4.1 million of organic Branded CPG growth, and a $0.5 million favorable impact from foreign exchange.

Cost of goods sold. Cost of goods sold for the three months ended September 30, 2021 was $85.9 million, an increase of $37.6 million, or 77.7%, from $48.4 million for the three months ended September 30, 2020. The increase was primarily driven by $43.3 million related to the acquisitions of Wholesome and Swerve (including $0.2 million of purchase accounting adjustments related to inventory), costs associated with new production operations, and higher volumes at Branded CPG, partially offset by an $11.5 million favorable change in the amortization of purchase accounting adjustments related to inventory revaluations from the Business Combination (benefit of $2.8 million in the third quarter of 2021 compared to expense of $8.7 million in the third quarter of 2020).
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2021 were $24.8 million, an increase of $10.0 million, or 66.9%, from $14.9 million for the three months ended September 30, 2020 primarily due to $4.6 million of selling, general and administrative expenses from the acquisitions of Wholesome and Swerve, $2.2 million of stock-based compensation expense and higher bonus expense of $3.0 million primarily due to the reversal of $2.3 million of bonus expense in the third quarter of 2020 for certain employees who received a one-time grant of restricted stock units on September 30, 2020 in lieu of an annual cash bonus for 2020.
Amortization of intangible assets. Amortization of intangible assets for the three months ended September 30, 2021 was $4.7 million, an increase of $2.0 million, or 73.1%, from $2.7 million for the three months ended September 30, 2020 primarily due to higher amortization expense related to the intangible assets acquired as part of the Wholesome and Swerve acquisitions.
Change in fair value of warrant liabilities. Change in fair value of warrant liabilities for the three months ended September 30, 2021 was a non-operating gain of $2.2 million.
Interest expense, net. Interest expense, net for the three months ended September 30, 2021 was $6.6 million, an increase of $4.5 million,from $2.0 million for the three months ended September 30, 2020. The increase was due to higher debt levels under our new credit facilities and the amortization of debt issuance costs.
Other income (expense), net. Other expense, net for the three months ended September 30, 2021 was $0.8 million compared to $0.2 million for the three months ended September 30, 2020.
(Benefit) provision for income taxes. The benefit for income taxes for the three months ended September 30, 2021 was $0.4 million, which includes a discrete tax benefit of $0.3 million related to the finalization of a Switzerland tax ruling and $0.2 million in connection with the filing of the Company’s 2020 U.S. federal and state tax returns during the quarter. The provision for income taxes for the three months ended September 30, 2020 was $1.7 million, which includes a discrete tax provision of $0.4 million. The effective tax rate for the three months ended September 30, 2021 was an income tax benefit of 5.3%, compared to an income tax provision of 146.3% for the three months ended September 30, 2020. The effective tax rate for the three months ended September 30, 2021 differs from the statutory federal rate of 21% primarily due to non-deductible permanent differences, state and local income taxes, benefit from losses in certain jurisdictions, foreign income at different rates, and discrete tax benefits. The effective tax rate for the three months ended September 30, 2020 differs from the statutory federal rate of 21% primarily due to the U.S. tax effect of international operations including Global Intangible Low-Taxed Income (“GILTI”) recorded during the period.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Product revenues, net. Product revenues, net for the nine months ended September 30, 2021 was $361.3 million. Product revenues, net for the combined nine months ended September 30, 2020 was $199.8 million, including $71.5 million for the period from June 26, 2020 through September 30, 2020 and $128.3 million from January 1, 2020 through June 25, 2020. Product revenues, net increased $161.5 million, or 80.8%, in the nine months ended September 30, 2021 due to a $159.3 million increase in product revenues in the Branded CPG segment and a $2.2 million increase in product revenues at Flavors & Ingredients. The increase in Branded CPG revenues was due to $146.3 million of revenues related to the acquisitions of Wholesome and Swerve, $7.2 million of organic Branded CPG growth and a $5.7 million favorable impact from foreign exchange.

Cost of goods sold. Cost of goods sold for the nine months ended September 30, 2021 was $241.2 million. Cost of goods sold for the combined nine months ended September 30, 2020 was $128.7 million, including $51.1 million for the period from June 26, 2020 through September 30, 2020 and $77.6 million from January 1, 2020 through June 25, 2020. Cost of goods sold increased $112.5 million, or 87.4%, in the nine months ended September 30, 2021, primarily driven by $112.4 million related to the acquisitions of Wholesome and Swerve (including $2.1 million of amortization of purchase accounting adjustments related to inventory revaluations), costs associated with new production operations, higher volumes at Branded CPG and $1.0 million of stock-based compensation expense, partially offset by an $11.6 million favorable change in purchase accounting adjustments related to inventory revaluations from the Business Combination (benefit of $2.9 million for the nine months ended September 30, 2021 compared to expense of $8.7 million for the nine months ended September 30, 2020).
Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2021 was $85.6 million. Selling, general and administrative expenses for the combined nine months ended September 30, 2020 was $60.2 million, including $16.8 million for the period from June 26, 2020 through September 30, 2020 and $43.4 million from January 1, 2020 through June 25, 2020. Selling, general and administrative expenses increased $25.4 million, or 42.2%, in the nine months ended September 30, 2021, primarily due to $9.4 million of acquisition related transaction expenses, $13.0 million of selling, general and administrative expenses from the acquisitions of Wholesome and Swerve, a $3.1 million increase in bonus primarily due to the reversal of $2.3 million of bonus expense in the third quarter of 2020 as described above, $5.6 million of stock-based compensation expense, higher marketing costs and increased professional fees, partially offset by transaction bonuses of $10.6 million recorded in 2020.
Amortization of intangible assets. Amortization of intangible assets for the nine months ended September 30, 2021 was $13.5 million. Amortization of intangible assets for the combined nine months ended September 30, 2020 totaled $7.8 million, including $2.8 million for the period from June 26, 2020 through September 30, 2020 and $4.9 million from January 1, 2020 through June 25, 2020. Amortization of intangible assets increased $5.8 million, or 74.2%, in the nine months ended September 30, 2021, primarily due to amortization expense related to the intangible assets acquired as part of the Wholesome and Swerve acquisitions.
Asset impairment charges. There were no asset impairment charges for the nine months ended September 30, 2021. Asset impairment charges were $40.6 million for the combined nine months ended September 30, 2020 and included an impairment charge recorded in the predecessor period of $22.9 million related to indefinite-lived intangible assets and a goodwill impairment charge of $17.7 million. The goodwill impairment charge of $17.7 million was the result of the Flavors & Ingredients and Branded CPG segments reporting units carrying values exceeding their fair values by $6.6 million and $11.1 million, respectively.
Restructuring and other expenses. Restructuring and other expenses for the nine months ended September 30, 2021 were $4.5 million and relate primarily to certain disposal costs at our Camden, New Jersey facility, which was sold in the second quarter of 2021.
Change in fair value of warrant liabilities. Change in fair value of warrant liabilities for the nine months ended September 30, 2021 was a non-operating loss of $0.4 million, which is net of a $1.2 million non-operating gain that relates to the fiscal year ended December 31, 2020. See Notes 1, 6 and 7 to our unaudited condensed consolidated and combined financial statements for the nine months ended September 30, 2021 for further discussion.
Interest expense, net. Interest expense, net for the nine months ended September 30, 2021 was $18.0 million. Interest expense, net for the combined nine months ended September 30, 2020 was $2.4 million, including $2.2 million for the period from June 26, 2020 through September 30, 2020 and $0.2 million from January 1, 2020 through June 25, 2020. Interest expense, net increased $15.6 million in the nine months ended September 30, 2021 due to higher debt levels under our new credit facilities and the amortization of debt issuance costs.
Loss on extinguishment and debt transaction costs. Loss on extinguishment and debt transaction costs includes a $5.5 million pre-tax loss consisting of a write-off of unamortized debt issuance costs of $4.4 million and transaction costs of $1.1 million related to the amendment of our credit facilities on February 5, 2021.

Other income (expense), net. Other expense, net for the nine months ended September 30, 2021 was $0.3 million. Other income, net for the combined nine months ended September 30, 2020 was $0.6 million, including $0.2 million of expense for the period from June 26, 2020 through September 30, 2020 and income of $0.8 million from January 1, 2020 through June 25, 2020.
Benefit for income taxes. The benefit for income taxes for the nine months ended September 30, 2021 was $8.3 million, which includes a discrete tax benefit of $4.8 million. The Company recorded a discrete tax benefit of $4.0 million related to the receipt of a beneficial tax ruling in Switzerland which allows for future amortization deductions, $1.0 million related to the reversal of uncertain tax position liabilities as a result of the lapse of applicable statute of limitations and $0.2 million related to the finalization of the Company’s 2020 U.S. federal and state tax returns during the third quarter of 2021, partially offset by a deferred tax provision of $0.5 million related to a tax law change in the United Kingdom which was enacted in June 2021. The benefit for income taxes for the combined nine months ended September 30, 2020 was $1.8 million, including a provision of $1.7 million for the period from June 26, 2020 through September 30, 2020 and an income tax benefit of $3.5 million from January 1, 2020 through June 25, 2020. The effective tax rate for the nine months ended September 30, 2021 was an income tax benefit of 106.1%, compared to an income tax provision of 102.9% for the period from June 26, 2020 through September 30, 2020 and an income tax benefit of 9.3% for the period from January 1, 2020 through June 25, 2020. The effective tax rate for the nine months ended September 30, 2021 differs from the statutory federal rate of 21% primarily due to non-deductible permanent differences, state and local income taxes and the discrete tax benefits. The effective tax rate for the period from June 26, 2020 through September 30, 2020 differs from the statutory federal rate of 21% primarily due to the U.S. tax effect of international operations including GILTI recorded during the period. The effective tax rate from January 1, 2020 through June 25, 2020 differs from the statutory federal rate of 21% primarily due to the impact of impairment charges on non-deductible goodwill and the U.S. tax effect of international operations including GILTI recorded during the period.
Branded CPG

	(Successor)				(Predecessor)
(In thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	From June 26, 2020 to September 30, 2020	From January 1, 2020 to June 25, 2020
Product revenues, net	$102,693	$41,006	$283,585	$43,557	$80,749
Operating income (loss)	$10,090	$7,138	$30,507	$7,215	$(5,055)
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Segment product revenues, net. Product revenues, net for Branded CPG for the three months ended September 30, 2021 were $102.7 million, an increase of $61.7 million, or 150.4%, from $41.0 million for the three months ended September 30, 2020, primarily driven by $57.0 million of revenues related to the acquisitions of Wholesome and Swerve, $4.1 million increase in organic sales led by volume growth in the natural products portfolio and a $0.5 million favorable impact of foreign exchange, driven primarily by appreciating European currencies.
Segment operating income. Operating income for Branded CPG for the three months ended September 30, 2021 was $10.1 million, an increase of $3.0 million, or 41.4%, from $7.1 million for the three months ended September 30, 2020, primarily due to additional operating income of $6.8 million related to the acquisitions of Wholesome and Swerve (which includes $0.2 million of amortization of inventory fair value adjustments), a reduction of $3.5 million in purchase accounting adjustments related to inventory revaluations from the Business Combination, as well as organic revenue growth, partially offset by a $2.3 million increase in bonus expense, which includes the reversal of $1.2 million of bonus expense related to certain employees receiving a one-time grant of restricted stock units on September 30, 2020 in lieu of an annual cash bonus for 2020, $1.0 million of stock-based compensation expense in 2021, costs associated with new production operations, and higher marketing costs.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Segment product revenues, net. Product revenues, net for Branded CPG for the nine months ended September 30, 2021 were $283.6 million. Product revenues, net for Branded CPG for the combined nine months ended September 30, 2020 totaled $124.3 million, including $43.6 million for the period from June 26, 2020 through September 30, 2020 and $80.7 million from January 1, 2020 through June 25, 2020. Product revenues, net for Branded CPG increased $159.3 million in the nine months ended September 30, 2021, due to $146.3 million of revenues related to the acquisitions of Wholesome and Swerve, $7.2 million of global organic Branded CPG growth, led by retail and food service growth and a $5.7 million favorable impact of foreign exchange.
Segment operating income (loss). Operating income for Branded CPG for the nine months ended September 30, 2021 was $30.5 million. Operating income for Branded CPG for the combined nine months ended September 30, 2020 totaled $2.2 million, including operating income of $7.2 million for the period from June 26, 2020 through September 30, 2020 and operating loss of $5.1 million from January 1, 2020 through June 25, 2020. Operating income for Branded CPG increased $28.3 million in the nine months ended September 30, 2021, primarily due to a goodwill impairment charge of $11.1 million and transaction bonuses of $2.7 million reflected in the prior year results that did not reoccur in 2021, additional operating income of $14.8 million related to the acquisitions of Wholesome and Swerve (which includes $2.1 million of amortization of inventory fair value adjustments), a reduction of $3.5 million in purchase accounting adjustments related to inventory revaluations from the Business Combination, as well as organic revenue growth, partially offset by a $1.5 million increase in bonus expense, which includes the reversal of $1.2 million of bonus expense in the third quarter of 2020 as described above and $2.6 million of stock-based compensation expense in 2021.
Flavors & Ingredients

	(Successor)				(Predecessor)
(In thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	From June 26, 2020 to September 30, 2020	From January 1, 2020 to June 25, 2020
Product revenues, net	$26,248	$25,996	$77,674	$27,923	$47,579
Operating income (loss)	$9,520	$(435)	$14,230	$(646)	$(23,718)
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Segment product revenues, net. Product revenues, net for Flavors & Ingredients for the three months ended September 30, 2021 were $26.2 million, an increase of $0.3 million, or 1.0%, from $26.0 million for the three months ended September 30, 2020, primarily driven by increases in licorice extracts and our Magnasweet product lines, which was largely offset by declines in pure derivatives.
Segment operating income (loss). Operating income for Flavors & Ingredients for the three months ended September 30, 2021 was $9.5 million, an increase of $10.0 million, from an operating loss of $0.4 million for the three months ended September 30, 2020, primarily driven by a $9.3 million decrease in cost of goods sold and a $0.4 million decrease in amortization expense. The decrease in cost of good sold was largely due to an $8.0 million favorable change in amortization of purchase accounting adjustments related to inventory revaluations in the third quarter of 2021 (benefit of $2.8 million compared to expense of $5.2 million in the third quarter of 2020) as well as lower selling, general and administrative expenses.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Segment product revenues, net. Product revenues, net for Flavors & Ingredients for the nine months ended September 30, 2021 were $77.7 million. Product revenues, net for Flavors & Ingredients for the combined nine months ended September 30, 2020 totaled $75.5 million, including $27.9 million for the period from June 26, 2020 through September 30, 2020 and $47.6 million from January 1, 2020 through June 25, 2020. Product revenues, net increased $2.2 million, or 2.9%, in the nine months ended September 30, 2021, primarily driven by licorice extracts and our Magnasweet product lines, which was partially offset by declines in pure derivatives.

Segment operating income (loss). Operating income for Flavors & Ingredients for the nine months ended September 30, 2021 was $14.2 million. Operating loss for Flavors & Ingredients for the combined nine months ended September 30, 2020 totaled $24.4 million, including an operating loss of $0.6 million for the period from June 26, 2020 through September 30, 2020 and $23.7 million from January 1, 2020 through June 25, 2020. Operating income for Flavors & Ingredients increased $38.6 million in the nine months ended September 30, 2021, primarily due to higher revenues of $2.2 million, asset impairment charges totaling $29.5 million and transaction bonuses of $3.8 million, both included in the prior year results that did not reoccur in 2021, a favorable change in amortization of purchase accounting adjustments related to inventory of $8.1 million (benefit of $2.9 million in 2021 compared to expense of $5.2 million in 2020), partially offset by $4.5 million of facility closure and restructuring costs and a $1.4 million increase in amortization expense due to purchase accounting revaluations of intangible assets.
Corporate
Beginning with the first quarter of 2021, the Company’s corporate office functions are now reported and included under Corporate. Corporate is not a reportable or operating segment.

	(Successor)				(Predecessor)
(In thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	From June 26, 2020 to September 30, 2020	From January 1, 2020 to June 25, 2020
Operating loss	$(6,094)	$(5,639)	$(28,310)	$(5,822)	$(9,408)
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Operating loss. Operating loss for Corporate for the three months ended September 30, 2021 was $6.1 million, an increase of $0.5 million from $5.6 million for the three months ended September 30, 2020, primarily driven by $1.2 million of stock-based compensation expense, partially offset by lower professional fees.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Operating loss. Operating loss for Corporate for the nine months ended September 30, 2021 was $28.3 million. Operating loss for Corporate for the combined nine months ended September 30, 2020 totaled $15.2 million, including $5.8 million for the period from June 26, 2020 through September 30, 2020 and $9.4 million from January 1, 2020 through June 25, 2020. Operating loss for Corporate rose $13.1 million in the nine months ended September 30, 2021, primarily driven by $9.4 million of acquisition related transaction expenses, $3.0 million of stock-based compensation expense and higher professional fees, partially offset by $2.5 million of lower bonus expense as 2020 included transaction bonuses of $4.5 million.
Liquidity and Capital Resources
We have historically funded operations with cash flow from operations and, when needed, with borrowings, which are described below.
We believe our sources of liquidity and capital, and our Credit Facilities will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months.

The following table shows summary cash flow information for the nine months ended September 30, 2021 and for the periods from June 26, 2020 through September 30, 2020 and January 1, 2020 through June 25, 2020 (in thousands):

	(Successor)		(Predecessor)
	Nine Months Ended September 30, 2021	From June 26, 2020 to September 30, 2020	From January 1, 2020 to June 25, 2020
Net cash provided by (used in) operating activities	$6,555	$(12,715)	$19,908
Net cash used in investing activities	(193,050)	(199,938)	(3,532)
Net cash provided by (used in) financing activities	202,066	206,111	(16,924)
Effect of exchange rate changes on cash and cash equivalents	1,110	88	215
Net change in cash and cash equivalents	$16,681	$(6,454)	$(333)
Operating activities. Net cash provided by operating activities was $6.6 million for the nine months ended September 30, 2021. Net cash provided by operating activities for the combined nine months ended September 30, 2020 totaled $7.2 million, including net cash used in operating activities of $12.7 million in the period from June 26, 2020 through September 30, 2020 and net cash provided by operating activities of $19.9 million from January 1, 2020 through June 25, 2020. The decrease was primarily attributable to higher interest payments and unfavorable working capital changes, largely offset by cash generated from operations. Cash paid for interest for the nine months ended September 30, 2021 was $15.6 million compared to $2.5 million for the combined nine months ended September 30, 2020. Cash paid for income taxes, net of income tax refunds was $4.0 million for both the nine months ended September 30, 2021 and the combined nine months ended September 30, 2020.
Investing activities. Net cash used in investing activities was $193.1 million for the nine months ended September 30, 2021 which included cash paid of $191.2 million, net of cash acquired, related to the acquisition of Wholesome, $1 million of cash received for the final working capital settlement related to the acquisition of Swerve, capital expenditures of $7.1 million and proceeds from the sale of one of our facilities of $4.3 million. Net cash used in investing activities was $199.9 million in the period from June 26, 2020 through September 30, 2020 which included cash paid of $376.7 million related to the Business Combination, $178.9 million of cash transferred from the trust account and capital expenditures of $2.1 million. Net cash used in investing activities was $3.5 million from January 1, 2020 through June 25, 2020 and was entirely related to capital expenditures.
Financing activities. Net cash provided by financing activities was $202.1 million for the nine months ended September 30, 2021 and reflects $400 million of proceeds from the Credit Facilities (as defined and described below), repayment of the revolving credit facility of $47.9 million, repayments of long-term debt of $138.4 million and payments of debt issuance costs of $11.6 million. Net cash provided by financing activities was $206.1 million in the period from June 26, 2020 to September 30, 2020 which reflects $140.0 million of proceeds from the senior secured first lien term loan facility, net of debt issuance costs of $7.1 million, proceeds from the sale of common stock and warrants of $75.0 million and repayments of long-term debt of $1.8 million. Net cash used in financing activities was $16.9 million from January 1, 2020 through June 25, 2020 due to $8.5 million of payments, offset by $3.5 million of borrowings related to the prior revolving credit facility and $11.9 million due to funding to the parent.
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

In connection with the closing of the Wholesome Transaction, on February 5, 2021, we entered into an amendment and restatement agreement (the “Amendment Agreement”) with Toronto Dominion (Texas) LLC, which amended and restated our existing senior secured loan agreement dated as of June 25, 2020 (as amended on September 4, 2020, the “Existing Credit Agreement,” and as further amended by the Amendment Agreement, the “Amended and Restated Credit Agreement”), by and among Toronto Dominion (Texas), LLC, as administrative agent, certain lenders signatory thereto and certain other parties.
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
Loans outstanding under the Credit Facilities accrue interest at a rate per annum equal to (i) with respect to the Revolving Facility and letters of credit, (A) 2.75%, in the case of base rate advances, and (B) 3.75% in the case of LIBOR advances, and (ii) with respect to the Term Loan Facility, (A) 3.50%, in the case of base rate advances, and (B) 4.50% in the case of LIBOR advances, with a LIBOR floor of 1.00% with respect to the Term Loan Facility, and 0.00% with respect to the Revolving Facility and letters of credit, and base rate based on the highest of the prime rate, the federal funds rate plus 0.50%, LIBOR for a one-month interest period plus 1.00%, and with respect to the Revolving Facility and letters of credit, 0.00%, or with respect to the Term Loan Facility, 2.0%, and undrawn amounts under the Revolving Facility will accrue a commitment fee at a rate per annum equal to 0.50% on the average daily undrawn portion of the commitments thereunder. As of September 30, 2021, there were $2.1 million of outstanding letters of credit that reduced our availability under the revolving credit facility. Our unamortized debt issuance costs related to the revolving credit facility were $1.9 million as of September 30, 2021 and are included in other assets in the condensed consolidated balance sheet.
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

Contractual Obligations
The table below includes our future payments for debt and interest as of September 30, 2021, which were materially affected by the Amended and Restated Credit Agreement, as further described under Indebtedness (in thousands):

	Payments Due for the 12-Month Period Ended September 30,
	Total	2022	2023	2024	2025	2026	Thereafter
Debt	$398,125	$3,750	$3,750	$3,750	$3,750	$28,750	$354,375
Interest on debt	132,423	21,712	21,503	21,352	21,085	20,237	26,534
Total	$530,548	$25,462	$25,253	$25,102	$24,835	$48,987	$380,909

Critical Accounting Policies and Recently Issued Accounting Pronouncements
See Note 1 to our unaudited condensed consolidated and combined financial statements for the nine months ended September 30, 2021 for discussion of our accounting policy regarding the accounting for Private Warrants.
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
Item 3.       Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4.       Controls and Procedures
Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The Company’s management and the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.
Remediation of Previously Disclosed Material Weakness in Internal Control over the Accounting for Private Warrants
As previously disclosed in Item 4. Controls and Procedures of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, management identified a material weakness in our controls over the accounting for Private Warrants as of that date. The Company’s controls to evaluate the accounting for complex financial instruments, such as the issuance of warrants, did not operate effectively to appropriately apply the provisions of ASC 815-40.

In response to the material weakness, we implemented additional review procedures and additional training and enhancements related to the accounting for equity and liability instruments (including those with warrants) to determine proper accounting in accordance with GAAP. Management has concluded, through testing, that our internal controls over the accounting for Private Warrants are operating effectively, and the material weakness is considered remediated as of September 30, 2021.
Changes in Internal Control over Financial Reporting
There have been no other changes in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1.       Legal Proceedings.
There have been no material developments in our legal proceedings since we filed our Annual Report on Form 10-K for the year ended December 31, 2020. Refer to “Part I. Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information regarding legal proceedings.
Item 1A.   Risk Factors.
We discuss in our filings with the SEC various risks that may materially affect our business. The materialization of any risks and uncertainties identified in forward-looking statements contained in this report together with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 and our other filings with the SEC or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking Statements.” There have been no material changes in the risk factors previously disclosed in the section entitled “Item 1A-Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2020, and in the section entitled “Item 1A-Risk Factors” of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, including the risk factors incorporated by reference therein, other than those listed in this section.
The ongoing novel coronavirus (COVID-19) outbreak and consequent travel and other restrictions could adversely affect our business.
The COVID-19 pandemic continues to create challenging and unprecedented conditions, and we continue our commitment to supporting the global response to the crisis. Although there are effective vaccines for COVID-19 that have been approved for use, distribution of the vaccines in parts of the world has only recently started and many globally will likely either not have access to a vaccination until sometime later in 2021 or 2022 or be unwilling to get vaccinated. Accordingly, there remains significant uncertainty about the duration and extent of the impact from the COVID-19 pandemic. To date, we have successfully implemented contingency plans overseen by our global leadership team to monitor the evolving needs of our global business.
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
We may face operational challenges as well as potential increased operating costs in manufacturing our products and making them available to customers and consumers as a result of the COVID-19 pandemic. Shelter-in-place and social distancing behaviors, which have been mandated or encouraged by governments and practiced by businesses and individuals, create challenges for our manufacturing employees as well as for third parties on which we rely to make our products available to consumers. These third parties include our suppliers, contract manufacturers, distributors, logistics providers and other business partners, retailers that ultimately sell our Branded CPG products to consumers and customers of our Flavors and Ingredients business.

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
While we have experienced a net increase in the overall demand for our products during the COVID-19 pandemic, the continued duration of that increased demand environment is uncertain. Additionally, deteriorating economic conditions arising from the COVID-19 pandemic, or future pandemics, could adversely affect future demand for our products. Factors such as increased unemployment, decreases in disposable income and declines in consumer confidence could cause a decrease in demand for our overall product set, particularly higher priced products. Further, vaccines to prevent COVID-19 were approved by health agencies in the U.S. and other countries in which the Company operates, which began to be administered near the end of calendar year 2020. While distribution of vaccines globally is taking longer than anticipated, it has picked up around the world but there are still many unwilling to get vaccinated. In addition, new strains of the virus appear to have increased transmissibility, including, in some limited cases, among those who are vaccinated. The COVID-19 pandemic is an unprecedented situation and the Company’s understanding of and response to its impacts is changing and evolving. The additional risk factors identified here are based upon information known at this time. The COVID-19 pandemic may adversely impact our business, financial condition, and results of operations in one or more ways not identified to date.
If we do not maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner or prevent fraud, which may adversely affect investor confidence in our financial reporting and adversely affect our business and operating results and the market price for our common stock.
Effective internal control over financial reporting is necessary for us to provide reliable financial reports. In the future, we may discover areas of our internal control over financial reporting that need improvement. If we fail to properly and efficiently maintain an effective internal control over financial reporting, we could fail to report our financial results accurately. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud.
We previously identified a material weakness in our controls over the accounting for warrants. Based on the views expressed in the SEC’s Staff Statement of April 12, 2021 in which the SEC staff clarified its interpretations of certain generally accepted accounting principles related to certain terms common in warrants issued by special purpose acquisition companies, we determined that the Private Warrants should be treated as derivative liabilities rather than as components of equity, as previously presented. We determined that our controls to evaluate the accounting for complex financial instruments, such as the issuance of warrants, did not operate effectively to appropriately apply the provisions of ASC 815-40. This material weakness did not result in a material error in our accounting for warrants; however, it was determined that there was a reasonable possibility that the error could have resulted in a material amount. Based on our assessment, management concluded that, as of March 31, 2021 and June 30, 2021, our internal control over financial reporting was not effective. As of September 30, 2021, management concluded that the material weakness was remediated.
We may identify new material weaknesses in the future, which could limit our ability to prevent or detect a material misstatement of our annual or interim financial statements. The occurrence of, or failure to remediate, a material weakness could result in our failure to maintain compliance with legal requirements, including Section 404 of the Sarbanes-Oxley Act and rules regarding timely filing of periodic reports, in addition to applicable stock exchange listing requirements, which could cause investors to lose confidence in our financial reporting and could have an adverse effect on the market price of our common stock.

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
3.2
Certificate of Amendment of Certificate of Incorporation of Whole Earth Brands, Inc. (incorporated by reference to Exhibit 3.1 of Whole Earth Brands, Inc.’s Current Report on Form 8-K filed with the SEC on October 12, 2021)

3.3
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

Whole Earth Brands, Inc.

/s/ Albert Manzone
Date: November 9, 2021	Name:	Albert Manzone
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Brian Litman
Date: November 9, 2021	Name:	Brian Litman
	Title:	Chief Accounting Officer
(Principal Financial and Accounting Officer)