Form 10-K
period 2021-12-31
Whole Earth Brands, Inc.
filed 2022-03-14
CIK 1753706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of our common stock, par value $0.0001 per share, issued and outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on June 30, 2021, as reported on the Nasdaq Capital Market, was $538,348,402.
As of March 10, 2022, there were 41,531,623 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held in 2022 (the “2022 Annual Meeting”), to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated herein by reference where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, such proxy statement is not deemed to be filed as part hereof.

Unless otherwise stated in this report, or the context otherwise requires, references to “Whole Earth Brands,” the “Company,” “we,” or “our” refer to (i) Merisant Company (collectively with its subsidiaries, “Merisant”) and Mafco Worldwide LLC (collectively with its subsidiaries and affiliates, “Mafco Worldwide,” and together with Merisant, “Merisant and MAFCO”) (“Predecessor”) for the period from January 1, 2020 through June 25, 2020 and the year ended December 31, 2019 (each referred to herein as a “Predecessor Period”) prior to the consummation of the indirect acquisition of Merisant and MAFCO (the “Business Combination”), and (ii) Whole Earth Brands, Inc. and its subsidiaries (the “Successor”) for the period from June 26, 2020 through December 31, 2020 and the year ended December 31, 2021 (the “Successor Period”) after the consummation of the Business Combination. Certain figures have been rounded for ease of presentation and may not sum due to rounding.
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
Forward-looking statements may be accompanied by words such as “achieve,” “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “drive,” “estimate,” “expect,” “forecast,” “future,” “grow,” “improve,” “increase,” “intend,” “may,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or similar words, phrases or expressions. These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to achieve or maintain profitability; the extent of the impact of the COVID-19 pandemic, including the duration, spread, severity, and any recurrence of the COVID-19 pandemic, the duration and scope of related government orders and restrictions, the impact on our employees, and the extent of the impact of the COVID-19 pandemic on overall demand for our products; local, regional, national, and international economic conditions that have deteriorated as a result of the COVID-19 pandemic including the risks of a global recession or a recession in one or more of our key markets, and the impact they may have on us and our customers and management’s assessment of that impact; the projected financial information, anticipated growth rate, and market opportunity of our Branded CPG and Flavors & Ingredients business segments; the ability to maintain the listing of our securities on Nasdaq; the potential liquidity and trading of our public securities; our expected capital requirements and the availability of additional financing; our ability to attract or retain highly qualified personnel, including in accounting and finance roles; extensive and evolving government regulations that impact the way we operate; the effect of the reclassification and treatment of warrants pursuant to ASC Topic 815-40; the impact of the COVID-19 pandemic on our suppliers, including disruptions and inefficiencies in the supply chain; factors relating to the business, operations and financial performance of our Branded CPG and Flavors & Ingredients segments; our success in integrating the various operating companies constituting Merisant and MAFCO; our ability to integrate Wholesome and Swerve (as defined herein) and achieve the anticipated benefits of the transactions in a timely manner or at all; the ongoing conflict in Ukraine and related economic disruptions and new governmental regulations on our business, including but not limited to the potential impact on our sales, operations and supply chain; adverse changes in the global or regional general business, political and economic conditions, including the impact of continuing uncertainty and instability in certain countries, that could materially affect our global markets and the potential adverse economic impact and related uncertainty caused by these items; our ability to continue to use, maintain, enforce, protect and defend owned and licensed intellectual property, including the Whole Earth® brand; and such other factors as discussed throughout, including in Part I, Item 1A. Risk Factors and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.
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
We have continued to pursue our growth strategy, and on November 10, 2020, we executed and closed a definitive Equity Purchase Agreement (the “ Swerve Purchase Agreement”) with RF Development, LLC (“RF Development”), Swerve, L.L.C. (“Swerve LLC”), and Swerve IP, L.L.C. (“Swerve IP” and together with Swerve LLC, “Swerve”). Swerve is a manufacturer and marketer of a portfolio of zero sugar, keto-friendly, and plant-based sweeteners and grain free, gluten free, and low/no sugar baking mixes. We purchased all of the issued and outstanding equity interests of both Swerve LLC and Swerve IP from RF Development, and both Swerve LLC and Swerve IP became wholly-owned subsidiaries of Whole Earth Brands. The transaction was structured to simultaneously sign and close, was not subject to any closing conditions, and closed on November 10, 2020.
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
Our Business Segments
The table below describes the percentage of our total annual revenue attributable to each of our segments over each of the three years ended December 31, 2021, 2020 and 2019. For additional financial information relating to our reportable business segments, please refer to Note 18 in our audited consolidated and combined financial statements for the year ended December 31, 2021, included in this Annual Report on Form 10-K (“2021 Audited Financial Statements”).

	2021	2020	2019
Branded CPG	79%	64%	61%
Flavors & Ingredients	21%	36%	39%

Branded CPG
Branded CPG, comprised of our Merisant division of operating companies, Wholesome and Swerve, is a global CPG business focused on building a branded portfolio oriented toward serving consumers seeking better-for-you sweeteners across the zero calorie, plant-based, organic, non GMO, and Fair Trade spaces in zero/low calorie sweeteners, honey, agave and baking mix segments. Our Branded CPG products are sold under both our global flagship brands as well as local and private label brands. Our global flagship brands include Whole Earth®, Pure Via®, Wholesome®, Swerve®, Canderel®, Equal® and existing branded adjacencies. Our Branded CPG segment offers a variety of sweetener formulations under each brand to address local consumer preferences and price points. The key ingredients utilized in these products include stevia leaf extract, monk fruit extract, organic sugar, erythritol, allulose, aspartame, sucralose and saccharin, all of which are sourced through our global supply chain.
Since the introduction of the original Canderel® and Equal® products in 1979 and 1982, respectively, we have offered consumers high quality alternatives to sugar for daily use. As the global health crisis related to sugar consumption continues to grow, consumers remain focused on finding substitutes for tabletop sugar and sugar-laden products. In recent years, we have met consumer demand by introducing new plant-based sweeteners made from stevia leaf extract, monk fruit extract, allulose and naturally derived sugar alcohols under the Whole Earth® and Pure Via® brands (as well as under the Canderel® and Equal® brands) and introduced low- or no-sugar alternatives to traditionally sugar-laden products such as chocolate, jams, granola, and cereal bars. These initiatives have further established us as a leader in the “better for you” movement away from sugar. Our sweetener products are sold under a variety of forms to satisfy consumers growing usage across diverse consumption occasions. Those forms include sweetener packets, mini tablets, pouches, jars, and liquid bottles. We distribute our products via the retail, food service and e-commerce channels. We do not make or sell ingredients.
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
Whole Earth®: Whole Earth® is a global brand of plant-based, zero/low-calorie sweeteners primarily marketed in North America, Australia and New Zealand and sold through a variety of channels including grocery, supermarket, drugstores, mass, club, food-service, and e-commerce. Key Whole Earth® sweetener formulations include ingredients such as stevia leaf extract, monk fruit extract, erythritol, and allulose.
Pure Via®: Pure Via® is a global brand of plant-based, low-calorie sweeteners that is primarily marketed in Western Europe and North America. Pure Via®-branded products are sold through a variety of channels including grocery, drugstores, mass, club, food-service, and e-commerce. Key Pure Via® sweetener formulations include stevia leaf extract, erythritol and xylitol.
Wholesome®: Wholesome® is a U.S. leader in organic, fair-trade certified sweeteners, including sugar, honey, agave nectar, molasses, allulose and other natural sweetener products. We acquired this brand in February 2021.
Swerve®: Swerve® is a portfolio of zero sugar, keto-friendly, and plant-based sweeteners and grain free, gluten free, and low/no sugar baking mixes and is marketed in North America. Swerve® products contain no artificial ingredients, preservatives or flavors and are also non-GMO certified. Swerve® sweetener formulations include erythritol. We acquired this brand in November 2020.
Canderel®: Canderel® is a global brand of low-calorie sweeteners that is primarily marketed in Europe, the Middle East and Africa and, according to AC Nielsen retail data, is the leading sugar-free sweetener in many of its key markets, including France, Belgium, the United Kingdom, and South Africa. Canderel®-branded products are sold through a variety of sales channels including grocery, supermarket, drugstore, mass, clubs, food-service, and e-commerce. Key Canderel® sweetener formulations include aspartame, sucralose, and stevia leaf extract.
Equal®: Equal® is a global brand of low-calorie sweeteners that is primarily marketed in North America, Asia Pacific, South Africa and Latin America and, according to AC Nielsen retail data, is the leading sugar-free sweetener in many key markets including Australia, New Zealand and Thailand, and is a top-five sugar-free sweetener in the United States. Equal®-branded products are sold through a variety of sales channels including grocery, supermarket, drugstores, mass, club, food-service, and e-commerce. Key Equal® sweetener formulations include aspartame, saccharin, sucralose, and stevia leaf extract.

Branded Adjacencies
We also utilize our global flagship brands to sell branded products in adjacent packaged food categories. In order to address the growing shift in demand for sugar alternatives, we have introduced new products in the chocolate, jams, and cereal bars categories under our well-known tabletop sweetener brands. These products benefit from strong brand recognition in selected geographies and the ability for customers to easily identify them as low-sugar alternatives when making purchasing decisions.
Other Brands and Products
In addition to our flagship brands of tabletop sweeteners and branded adjacency products, we also utilize several local brands in specific countries. We believe that these locally-targeted brands have better brand awareness in those countries than our international flagship brands, providing a differentiated product offering in those markets.
Flavors & Ingredients
Flavors & Ingredients, comprised of our Mafco Worldwide division of operating companies, is a global, business-to-business focused operation with a long history as a trusted supplier of essential, functional ingredients to some of the CPG industry’s largest and most demanding customers. Our products provide a variety of solutions to its customers, including flavoring enhancement, flavor / aftertaste masking, moisturizing, product mouthfeel modification and skin soothing characteristics. Our Flavors & Ingredients segment operates as our licorice-derived products business.
Founded in 1850, Mafco Worldwide has been the leading global manufacturer and supplier of licorice derivative and extract products, primarily serving beverage, confectionary, cosmetic, food, nutritional, pharmaceutical, personal care and tobacco end markets. Mafco Worldwide’s ability to reliably deliver a consistent, highly customized, superior product has been at the core of its longevity and long-term customer relationships.
As of December 31, 2021, we sell over 200 customer-specific licorice products, consistently meeting demanding taste, chemical, physical, microbiological and regulatory specifications and standards. Our ability to deliver this breadth of products is due to our extensive knowledge and experience with the raw material sourcing and manufacturing processes. This is further supported by our industry-leading supply security and availability, which consists of best-in-class supply chain capabilities, long-standing relationships with key raw material suppliers, and maintenance of substantial raw material reserve inventory around the world.
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
Magnasweet® and our latest, Magna-Branded products are our proprietary line of functional taste modulators, which have highly-enhanced characteristics and specific uses compared to the pure derivatives themselves. The backbone ingredient in Magnasweet® and Magna-Branded products are our pure licorice derivatives, as well as proprietary blends of flavoring and other food ingredients. All Magnasweet® and Magna-Branded product ingredients are GRAS (“Generally Recognized As Safe”) by the U.S. Food and Drug Administration (“FDA”) and/or the Flavor and Extract Manufacturers Association (“FEMA”), and are regulated by the FDA under 21 CFR 184.1408. The base licorice derived component compounds are generally classified as “natural” in Mafco Worldwide’s largest end markets and are also categorized as Non-GMO and Non-Allergenic, thereby they are a “clean label” ingredient. There are currently several lines of pure Magnasweet® products and nine lines of Magna-Branded products.
Extract Products are a concentrated form of the water extracted solids from the raw licorice root which are converted into powder, semi-fluid or blocks, depending on the customer’s requirements and are used in a variety of tobacco, alcohol and confectionary products around the world. In tobacco products, licorice extracts are used as flavor enhancing and moistening agents in the manufacture of American Blend® cigarettes, moist snuff, and chewing and pipe tobacco. In confectionary products, licorice extract is used as flavoring for licorice confections.

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
We believe that there is a large opportunity for growth in North America and that we have benefited from contacts and relationships, increasing distribution in the natural retailer channel, innovation and reinvestment of cash flow. These efforts are intended to drive retailer support and engagement with club stores and regional grocers to help increase distribution of our new products.
Additionally, we continue to pursue continued growth in developing economies and gaining entrance into new geographies. Sugar-related health problems are becoming a critical concern to governments and populations in developing economies as diabetes and obesity rates rise. Our management team believes that the need for solutions, together with rising incomes in these geographies, represent macro tailwinds driving local consumers to seek alternatives to sugar. Positive consumption and awareness trends are driving sweetener penetration rates and expanding the category in these countries. Moreover, consumer affinity for developed economy brands such as Equal® and Canderel® position them as premier products. We focus on accelerating brand-building, innovation and marketplace execution in geographies where Equal® and Canderel® are considered premier brands.
In the Latin America and Asia Pacific regions, adoption of our original products was strong in 2021. In addition, we expect to have significant new opportunities for growth in India and China. We believe that we are under-penetrated in these two large markets and that our management team can help drive increased distribution.
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
Marketing and Distribution Channels
Branded CPG
Recent marketing focus has been on identifying global and local consumer preferences, utilizing research & development (“R&D”) to co-develop a new pipeline of products, and driving brand-building initiatives by leveraging digital, television, and in-store campaigns. In addition to in-house resources, we utilize agencies and experts in the areas of advertising, brand-building, packaging, and in-store promotion / merchandising.
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
We sell our CPG products principally across six geographic regions: North America, Europe, India, Middle East and Africa (“IMEA”), Asia Pacific, and Latin America.

Flavors & Ingredients
All Flavors & Ingredients sales in the United States are made through our offices located in Mount Laurel, New Jersey and Richmond, Virginia, with technical support from our Flavors & Ingredients R&D department. Outside the United States, we sell our Flavors & Ingredients products from our Mount Laurel, New Jersey and Richmond, Virginia offices, through our French and Chinese subsidiaries and through exclusive agents as well as independent distributors.
Marketing activity is conducted through our website, digital marketing strategy, tradeshows, R&D newsletters, and email campaigns to effectively reach the individuals who will make purchase to product development decisions at our customers at the R&D, procurement, and the executive levels.
Suppliers, Raw Materials and Procurement
Branded CPG
The primary raw materials used in our Branded CPG manufacturing processes are stevia leaf extract, monk fruit extract, erythritol, allulose, aspartame, sucralose, saccharin, organic sugar, organic honey, and bulking agents. Packaging material used in the manufacturing process includes paper, shipping boxes, glass jars, and cartons. Key ingredients are procured and available on a global scale. These ingredients are contracted forward, with additional supply available in all key markets.
We believe we maintain excellent relationships with our Branded CPG suppliers and are not reliant on any one vendor for critical supply.
Flavors & Ingredients
The licorice root used to produce the products sold by our Flavors & Ingredients segment originates in the Middle East and Central Asia in countries such as Afghanistan, the Peoples’ Republic of China, Pakistan, Iraq, Azerbaijan, Kazakhstan, Turkmenistan, Uzbekistan, Tajikistan, Georgia, Armenia, Russia and Turkey. Our strategy of maintaining strong relationships across multiple markets and suppliers allows us to seamlessly source our licorice raw material requirements in the event supply from any one area or supplier becomes temporarily unavailable or uneconomical.
We have an exclusive supply contract to purchase the output of licorice extract and certain licorice derivatives from a manufacturer with facilities in Uzbekistan. For the year ended December 31, 2021, our purchases from this supplier totaled approximately $15.6 million, representing 41.8% of our licorice raw materials purchases for the year. In addition to a stable source of licorice raw materials, we strive to maintain sufficient licorice raw material inventory and open purchase contracts to meet normal production needs for two years to overcome the natural variability in wild collected licorice root quality from various regions and crop cycles and ensure against temporary disruptions in supply.
Our licorice manufacturing and raw material sourcing process is also uniquely flexible in that we are able to use multiple types of commercially available licorice raw materials including roots, intermediate licorice extracts and licorice derivatives produced by third parties. This manufacturing and raw material sourcing flexibility enables us to maximize the value of our raw material purchases and inventory investments and to respond quickly to new business opportunities by utilizing intermediate raw materials.
International Operations
We are a global company with sales in over 100 countries, and our principal markets outside the U.S. are in Europe, Asia, the Middle East, Africa and Latin America. Management has identified significant opportunities for increasing the customer base via geographic expansion, distribution gains and product innovation. Our geographic diversity allows us to draw on the skills of a worldwide workforce, provides greater stability to our operations, allows us to drive economies of scale, provides sales streams that may help offset economic trends that are specific to individual economies and offers us an opportunity to access new markets for products. Our management team has strong global relationships with many customers and channels, including grocery, club stores, distributors and food service operators across a number of key geographies that accelerates new product placement and will help us expand our presence in currently under-penetrated markets, such as India and China. In addition, we believe that our future growth depends in part on our ability to continue developing products and sales models that successfully target high-growth markets.

In 2021, we generated approximately 65% of our revenue in North America, approximately 19% of our revenue in Europe, approximately 10% of our revenue in Asia Pacific, approximately 3% of our revenue in IMEA and approximately 3% of our revenue in Latin America. In 2021, one customer accounted for more than 10% of our total sales, representing a total of 10.6% of total sales. No single unaffiliated customer accounted for more than 10% of total sales in 2020.
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
Intellectual Property
Our ability to create, obtain and protect intellectual property (“IP”) is important to the success of our business and our ability to compete. We create IP in our operations globally, and we work to protect and enforce our IP rights. We consider our trademarks valuable assets, including well-known trademarks such as Whole Earth®, Wholesome®, Swerve®, Equal®, Canderel®, Pure Via® and Magnasweet®.
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
We believe that the principal competitive factors in distributing tabletop sweeteners are product taste, consumer brand recognition, ingredient preference, and price. The low-calorie tabletop sweetener market is currently well served at a variety of price points by a number of well-established competitors. We believe that the entrance of a new competitor using existing sweetening ingredients would find it challenging to overcome a highly loyal consumer base, established relationships with worldwide trade and distribution networks, the expense of brand building and lack of product differentiation. As such, we have experienced very little brand competition within the alternative sweetener market globally.

The functional ingredients market typically consists of ingredients that account for a small amount of the customer’s cost of sales, but are vitally important to functionality. Within this market, the principal competitive factors for the licorice category include supply security and availability, product quality, proprietary formulations, price, and technical support. Our Flavors & Ingredients segment is uniquely positioned given its global footprint, best-in-class supply chain capabilities, proprietary manufacturing processes, and regulatory approved customer formulations that reliably provide customers with critical ingredients for their products. Our Flavors & Ingredients segment competes globally for certain derivative products against divisions of larger flavor houses and chemical companies and we compete in local markets with a number of small, private, typically country-focused manufacturers, brokers, and distributors.
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
Human Capital Resources
Whole Earth Brands is a global company, with approximately 745 employees operating in over 15 countries. Our employees are engaged in a number of key functions, including operations, sales, R&D and administration. Approximately 36% of our employees are based in North America and approximately 64% of our employees are based outside of North America. The vast majority of our employees work full-time, with approximately 59% working at global production facilities and others working at office locations or R&D facilities.
Our employees create our success, and below are some of the human capital components that enable our employees.
Mission, Vision and Values
At Whole Earth Brands, our vision is to help people enjoy life’s everyday moments and the celebrations that bring us together. As part of our quest to make this vision a reality, we collectively work as a team to execute on our mission of enabling healthier lifestyles and providing access to high-quality plant-based sweeteners, flavor enhancers and other foods through our diverse portfolio of trusted brands and delicious products. All of this work is supported by a talented, dedicated team, energized by our vision, and united in our core values of accountability, agility, passion, and integrity.

Diversity, Equity and Inclusion
We believe that everyone should be welcomed, encouraged, and respected at Whole Earth Brands. By living our core values every day, we create an environment where the diverse backgrounds and experiences of our employees enable us to thrive. Globally, approximately 53% of our employees are men and approximately 47% of our employees are women.
Employee Health and Safety
The safety and well-being of our employees is of utmost importance. We train our employees on workplace safety, including how to follow our written safety standards and procedures, the law pertaining to workplace safety, and how to watch for and report anything potentially harmful.
In response to the emergence of COVID-19, we enacted safety and sanitation measures to help protect the safety and well-being of our employees and their families, including remote work for the majority of our employees, and enhanced sanitation, masks, temperature checks and other protective equipment protocols and social distancing measures for our front-line employees.
Currently, we are in the process of implementing a global employee assistance program, to ensure that Whole Earth Brands employees in every country in which we operate will have access to free support and resources for topics related to their health and well-being.
Total Rewards
The health, satisfaction and security of our employees and their families are important to us, as well as having the ability to attract and retain a workforce with the skills critical to our business operations. We provide a total rewards package that offers valuable and market competitive compensation and benefit plans. These programs reflect our commitment to attracting and retaining top talent, and keeping our employees and their families healthy and secure. Our compensation philosophy is to pay for performance, and we do so through a mix of base salary, short-term and long-term incentives, all tied to business performance.
Given our diverse employee base with needs that are unique to each individual, we offer benefits that can be selected by each employee to best meet his or her needs. Our benefits vary by region, but generally include medical, dental and vision insurance, retirement savings accounts, disability insurance and other voluntary benefits. We also offer time-off benefits which are equally important to the well-being of our employees including vacation time, sick leave, company paid holidays, and parental leave. We have also introduced a hybrid work model for office based employees to assist with balancing work and personal life.
Environmental, Social and Governance
Our Environmental, Social and Governance (“ESG”) initiatives center on three pillars; producing sustainably, supporting thriving workers and communities, and enabling healthier lifestyles. We are currently developing measurable targets and a baseline to strategically address the key ESG issues identified through our materiality assessment process.
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
The rapid net sales growth experienced in our natural sweetener category may not be sustainable long term and could moderate in the coming years or quarters. In addition, adoption of the Whole Earth®, Pure Via® and Swerve® brands may be slower or cost more than has been historically experienced. New sweeteners may be introduced into the market which could impact net sales growth and our competitors with substantially greater resources than us may be more responsive to changes within the industry and be better equipped to introduce new products more quickly.
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

Some of the products we sell are produced for us by third parties and such third parties may not have adequate quality control standards to ensure that such products are not adulterated, misbranded, contaminated or otherwise defective. Any of the above circumstances could necessitate a voluntary or mandatory recall, a need to change a product’s labeling or other consumer safety concerns. Any widespread product recall, whether voluntary or mandatory, may result in significant loss due to the costs of a recall, related legal claims, including claims arising from bodily injury or illness caused by our products, the destruction of product inventory, lost sales due to product unavailability, or unfavorable change in customer sentiment of our products. In addition, we license our brands for use on products produced and marketed by third parties, for which we receive royalties. We, as well as the manufacturers of aspartame, may be subject to claims made by consumers as a result of products manufactured by these third parties which are marketed under our brand names.
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
We currently rely upon external manufacturers in the U.S., as well as internal manufacturing in the Czech Republic and Decatur, Alabama, a number of key tollers, external manufacturers, packaging suppliers, ingredient suppliers, and 3PL (logistics) vendors globally. There are a limited number of manufacturing service suppliers, ingredient and packaging suppliers with the capability and capacity to meet our strict product requirements effectively. Failure by our external manufacturers, internal plants, ingredients or packaging suppliers to manufacture, or supply, as applicable, or our logistics vendors to transport our products, in accordance with our agreements with each supplier could result in inventory shortages. Our manufacturer, supplier, and distributor base may be adversely affected by factors beyond our control. Higher prices for natural gas, propane, electricity and fuel may also increase our ingredient, production and delivery costs. Inventory practices and redundant sourcing contingencies have been established in the event of protracted product supply interruptions; however, regulatory, manufacturing, and replenishment lead times for contingent sources could extend beyond safety stock coverage, which would have a negative impact on earnings and cash flows and impair our ability to operate our business.
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
In 2021, approximately 39.1% of our Flavors & Ingredients sales and 8.3% of our consolidated net revenues were to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. Changing public attitudes toward tobacco products, an increased emphasis on the public health aspects of tobacco product consumption, increases in excise and other taxes on tobacco products and an expansion of tobacco regulations in a number of countries have contributed significantly to a worldwide decline in consumption. Negative developments and trends within the tobacco industry could have a material adverse effect on our Flavors & Ingredients business, financial condition and results of operations.

The tobacco industry has been subject to increased governmental taxation and regulation and in recent years has been subject to substantial litigation. These trends are likely to continue and it is likely that these trends will negatively affect tobacco product consumption and tobacco product manufacturers.
Producers of tobacco products are subject to regulation in the United States at the federal, state and local levels, as well as in foreign countries. The FDA has the power to limit the type or quantity of additives that may be used in the manufacture of tobacco products in the United States. This power has been extended to include e-cigarettes and other electronic nicotine delivery systems (“ENDS”). Actions by the FDA and other federal, state or local agencies or governments may impact the acceptability of or access to tobacco products, limit consumer choice as to tobacco products, delay or prevent the launch of new or modified tobacco products, require the recall or other removal of tobacco products from the marketplace (for example, as a result of product contamination, rulemaking that bans menthol, a determination by the FDA that one or more tobacco products do not satisfy the statutory requirements for substantial equivalence, because the FDA requires that a currently-marketed tobacco product proceed through the pre-market review process or because the FDA otherwise determines that removal is necessary for the protection of public health), restrict communications to tobacco consumers, restrict the ability to differentiate tobacco products, or otherwise significantly increase the cost of doing business, or restrict or prevent the use of specified tobacco products in certain locations or the sale of tobacco products by certain retail establishments. For example, in 2020, the FDA issued a statement effectively banning certain unauthorized ENDS products containing flavors other than tobacco or menthol which had previously constituted a significant percentage of the overall revenues of that category. Similarly, in April 2021, the FDA announced that it will initiate a notice and comment rulemaking process to ban all characterizing flavors in cigars and cigarillos within the next year.
Similarly, countries outside the United States have rules restricting the use of various ingredients in tobacco products. During 2005, the World Health Organization promulgated its Framework Convention for Tobacco Control (the “FCTC”). The FCTC is the first international public health treaty and establishes a global agenda for tobacco regulation in order to limit the use of tobacco products. More than 160 countries, as well as the European Union, have become parties to the FCTC. In November 2010, the governing body of the FCTC issued guidelines that provide non-binding recommendations to restrict or ban flavorings and additives that increase the attractiveness of tobacco products and require tobacco product manufacturers to disclose ingredient information to public health authorities who would then determine whether such ingredients increase attractiveness. Future tobacco product regulations may be influenced by these FCTC recommendations.
The European Union and individual governments are also considering regulations to further restrict or ban various cigarette ingredients. For example, pursuant to the Tobacco Products Directive (“TPD”), a directive of the European Union that places limits on the sale and merchandising of tobacco and tobacco related products in member countries, European Union regulators are currently evaluating the health effects of 15 ingredients, including licorice, used in tobacco products.
Over the years, there has been substantial litigation between tobacco product manufacturers and individuals, various governmental units and private health care providers regarding increased medical expenditures and losses allegedly caused by use of tobacco products. Some of this litigation has been settled through the payment of substantial amounts to various state governments, and United States cigarette companies significantly increased the wholesale price of cigarettes in order to recoup a portion of the settlement cost. Cigarette companies have also sought to offset the cost of these payments by changing product formulations and introducing new products with decreased ingredient costs. There may be an increase in health-related litigation against the tobacco industry, and it is possible that Mafco Worldwide, as a supplier to the tobacco industry, may become a party to such litigation. Such litigation, if successful, could have a material adverse effect on our Flavors & Ingredients business.
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
Restrictions on certain licorice components vary worldwide, as countries, or states may have varying limits on specific components. Regulations issued by the European Chemicals Agency, the FDA, U.S. Department of Agriculture, the California Office of Environmental Health Hazard Assessment (Proposition 65) or other agencies and any modification to interpretation and/or enforcement of those regulations, may impact the potential markets for our Flavors & Ingredients products. As further research is conducted on raw materials and testing technology and capabilities increase, additional items may be identified within the natural licorice matrix which may be a source for limitation of application of our Flavors & Ingredients products.
Our Flavors & Ingredients products are currently marketed as natural flavors in the U.S. and other major markets. As the definition of “natural” varies throughout the world, changes in worldwide governmental regulatory agency definitions of natural may impact the potential market for our Flavors & Ingredients products.
European Union regulators are currently evaluating the health effects of 15 ingredients, including licorice, used in tobacco products. An adverse recommendation by the European Union to reduce or eliminate the use of licorice in cigarettes sold in the European Union would have a negative impact on our revenues and operations in Europe. While the European Union has not enacted any new rules or regulations regarding the inclusion of licorice as an additive in cigarettes, in recent years, our sales of licorice to be used in tobacco products to be sold in Europe have declined.
Changes in our relationships with our suppliers could have a material adverse effect on our Flavors & Ingredients business, financial condition and results of operations.
We operate a complex supply chain which is critical to our Flavors & Ingredients operations. In the event of disruption, we may face operational risk that could result in carrying inadequate supplies to meet our customer demand. If we are unable to manage our supply chain efficiently, our operating costs could increase and our profit margins decrease.
Our Flavors & Ingredients business is dependent on our relationships with suppliers of licorice raw materials (which includes licorice root, intermediary licorice extract and licorice derivatives). Licorice is derived from the roots of the licorice plant, a shrub-like leguminous plant that is indigenous to the Middle East and Central Asia. The licorice raw materials we purchase originates in Afghanistan, the Peoples’ Republic of China, Pakistan, Iraq, Azerbaijan, Uzbekistan, Turkmenistan, Kazakhstan, Tajikistan, Georgia, Armenia, Russia and Turkey. During 2021, one of our suppliers of licorice raw materials supplied approximately 41.8% of our total licorice raw materials purchases. Mafco Worldwide has an exclusive supply arrangement with a manufacturer of licorice extract and crude derivatives in Uzbekistan. The agreement expires in October 2025 and gives Mafco Worldwide the right to purchase all of the licorice products manufactured at the facility. Mafco Worldwide agreed to purchase a certain minimum amount of licorice products each year during the term and to assist in funding the purchase of raw materials inventory to be used in manufacturing product, with the timing of such funding at Mafco Worldwide’s discretion. The price of the products is determined according to a pricing formula, taking into account the cost of raw materials and the product yield. The licorice products must meet quality specifications set forth in the agreement. Although alternative sources of licorice raw materials are available to Mafco Worldwide, Mafco Worldwide could incur higher costs if the supplier is unable to produce sufficient quantities of licorice raw materials at the quality levels required by Mafco Worldwide. In addition, operations in Uzbekistan could be disrupted for reasons beyond our supplier’s control, such as political or economic instability or changes in government policies or regulations. If any material licorice raw materials supplier modifies its relationship with Mafco Worldwide, such a loss, reduction or modification could have a material adverse effect on our Flavors & Ingredients business, results of operations and financial condition.
Fluctuations in costs of licorice root and intermediary licorice extract could have a material adverse effect on our Flavors & Ingredients business, financial condition and results of operations.
The price of licorice raw materials moderately decreased in 2021 from 2020. The price of licorice raw materials is affected by many factors, including monetary fluctuations and economic, political and weather conditions, natural or man-made disasters, consumer demand and changes in governmental trade or agriculture programs in countries where our flavors and ingredients suppliers are located. Although Mafco Worldwide often enters into purchase contracts for these products, significant or prolonged increases in the prices of licorice raw materials could have a material adverse effect on our Flavors & Ingredients business, results of operations and financial condition.

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
We monitor our inventory levels based on our own projections of future demand. Because of the length of the supply chain cycle and the time necessary to produce licorice products, we must make production decisions well in advance of sales. However, we may not accurately forecast demand and an inaccurate forecast of demand can result in the unavailability of licorice products that may otherwise be in high demand. This unavailability may negatively impact sales volumes and adversely affect customer relationships. Furthermore, from time to time, changes in manufacturing processes or in customer demand may cause certain inventory to become obsolete or require substantial reserves.
The imposition of tariffs by the United States and other countries could have a material adverse effect on our Flavors & Ingredients business, financial condition and results of operations.
We import licorice raw materials from various countries and export products from the U.S., France and China. The imposition of tariffs by a country from which we import goods or to which we export goods could result in increased costs of production and higher prices and reduced demand for our Flavors & Ingredients products.

Risks Related to Our Business
Industry competition, consolidation and costs may reduce sales and margins.
We operate in a highly competitive industry and compete with companies that have greater capital resources, facilities and diversity of product lines. Increased competition for products could result in decreased demand for our products, reduced volumes and/or prices, each of which would reduce our sales and margins and have a material adverse effect on our business, financial condition and results of operations.
Our Flavors & Ingredients customers are under pressure to reduce costs, which could cause them to reformulate their products and substitute cheaper ingredients for our Flavors & Ingredients products. The ingredients industry is also undergoing consolidation, which could enable our customers to negotiate lower prices for our Flavors & Ingredients products. These customer and industry pressures may result in lower sales of our Flavors & Ingredients products and/or lower margins on our Flavors & Ingredients sales.
With respect to our Branded CPG segment, our competitors may also introduce new low-calorie sweeteners and other alternatives to sugar. To the extent that current users of our Branded CPG products switch to other low-calorie sweeteners or sugar alternatives, there could be a decrease in the demand for our products. In addition, competitors with larger marketing budgets can influence consumer preferences. There is no assurance that Branded CPG’s existing marketing spending is sufficient to stay competitive with other product manufacturers.
Our margins are also under pressure from consolidation in the retail food industry in many regions of the world. In the United States, we have experienced a shift in the channels where consumers purchase our products from the higher margin retail to the lower margin club and mass merchandisers. Additionally, increased competition from private label manufacturers of low-calorie tabletop sweeteners may have a negative impact on sales and/or margins. Consolidation within the industry we operate may significantly increase our cost of doing business and may further result in lower sales of our products and/or lower margins on sales.
Additionally, the success of our Branded CPG segment depends in part on our ability to manage costs and be efficient in the highly competitive tabletop sweetener industry. Inability to manage fluctuations in the price and availability of raw materials, energy, freight and other operating inputs could contribute to decreased profitability. Such fluctuations could stem from alternative crops and varying local or regional harvests because of, for example, weather conditions, crop disease, climate change, product scarcity, or crop yields. In some cases, we may not be able to pass the full increase in raw material prices, or higher energy, freight or other operating costs, on to our customers.
Climate change, or legal or market measures to address climate change, may negatively affect our business and operations.
There is increasing concern that a gradual rise in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe, an increase in the frequency, severity, and duration of extreme weather conditions and natural disasters, and water scarcity and poor water quality. These events could adversely impact the delivery of raw materials required for our products, disrupt the operation of our supply chain and the productivity of our contract manufacturers, increase our production costs, impose capacity restraints and impact the purchases of our products and services. In addition, increases in the frequency and severity of extreme weather and natural disasters may result in damage and disruptions to our manufacturing operations and distribution channels. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations. There are growing concerns over climate change and related environmental sustainability matters from consumers and the media and, in many countries, governmental bodies are enacting new or additional legislation and regulations to address the potential impacts of climate change. If we or our suppliers are required to comply with these laws and regulations, or if we choose to take voluntary steps to reduce or mitigate our impact on climate change, we may experience increased costs for energy, production, transportation, and raw materials, increased capital expenditures, or increased insurance premiums and deductibles, which could adversely impact our operations. Inconsistency of legislation and regulations among jurisdictions may also affect the costs of compliance with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change in the countries in which we operate. As a result, climate change could negatively affect our business, financial condition, results of operations and cash flows.

The ongoing novel coronavirus (COVID-19) outbreak and consequent travel and other restrictions could adversely affect our business.
The COVID-19 pandemic continues to create challenging and unprecedented conditions, and we continue our commitment to supporting the global response to the crisis. Although there are effective vaccines for COVID-19 that have been approved for use, distribution of the vaccines in parts of the world has only recently started and many globally will likely either not have access to a vaccination until sometime later in 2022 or be unwilling to get vaccinated. Accordingly, there remains significant uncertainty about the duration and extent of the impact from the COVID-19 pandemic. To date, we have successfully implemented contingency plans overseen by our global leadership team to monitor the evolving needs of our global business.
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
We may face operational challenges as well as potential increased operating costs in manufacturing our products and making them available to customers and consumers as a result of the COVID-19 pandemic which has included, and we expect to include, increases in the costs, or reductions in the availability of timely delivery of, ingredients, packaging and other materials used in the manufacture of our products, operational delays, increases in the cost of freight and lack of adequate manufacturing capacity, and has resulted in, and we expect will result in additional, interruptions in our supply chain. Shelter-in-place and social distancing behaviors, which have been mandated or encouraged by governments and practiced by businesses and individuals, create challenges for our manufacturing employees as well as for third parties on which we rely to make our products available to consumers. These third parties include our suppliers, contract manufacturers, distributors, logistics providers and other business partners, and retailers that ultimately sell our Branded CPG products to consumers and customers of our Flavors & Ingredients business.
To date, consumer behaviors that have resulted from COVID-19 have increased overall demand for our Branded CPG products sold via retail or e-commerce channels. This demand has been partially offset by lower demand for Branded CPG products in the food service channel, working capital reductions by distributors and retailers in emerging markets and temporary impacts on demand for our Flavors & Ingredients products driven by disruptions in our customers’ supply chains or logistics networks.
While we have experienced a net increase in the overall demand for our products during the COVID-19 pandemic, the continued duration of that increased demand environment is uncertain. Additionally, deteriorating economic conditions arising from the COVID-19 pandemic, or future pandemics, could adversely affect future demand for our products. Factors such as increased unemployment, decreases in disposable income and declines in consumer confidence could cause a decrease in demand for our overall product set, particularly higher priced products. Further, vaccines to prevent COVID-19 were approved by health agencies in the U.S. and other countries in which we operate, which began to be administered near the end of calendar year 2020. While distribution of vaccines globally is taking longer than anticipated, it has picked up around the world but there are still many unwilling to get vaccinated. In addition, new strains of the virus appear to have increased transmissibility, including, in some limited cases, among those who are vaccinated. The COVID-19 pandemic is an unprecedented situation and our understanding of and response to its impacts is changing and evolving. The additional risk factors identified here are based upon information known at this time. The COVID-19 pandemic may adversely impact our business, financial condition, and results of operations in one or more ways not identified to date.

If we fail to successfully implement our growth strategies on a timely basis, or at all, our ability to increase our revenue and operating profits could be materially and adversely affected.
Our future success depends, in large part, on our ability to implement our growth strategies effectively. However, we may not succeed in implementing our growth strategies effectively or succeed in implementing them in the time period we expect. As a multi-brand business, we face increased complexities and greater uncertainty with respect to consumer trends and demands than as a single-brand business. Our ability to successfully expand our consumer packaged goods and ingredients brands and other growth strategies depends on, among other things, our ability to identify, and successfully cater to, new demographics and consumer trends, develop new and innovative products, identify and acquire additional product lines and businesses, secure shelf space in grocery stores, wholesale clubs and other retailers, increase consumer awareness of our brands, enter into distribution and other strategic arrangements with third-party retailers and other potential distributors of our products, and compete with numerous other companies and products. We may not be successful in reaching and maintaining the loyalty of new consumers to the same extent, or at all, as we have with our historical consumers. If we are unable to identify and capture new audiences and demographics, our ability to successfully integrate additional brands will be adversely affected. Accordingly, we may not be able to successfully implement our growth strategies, expand our brands, or continue to maintain growth in our sales at our current rate, or at all. If we fail to implement our growth strategies or if we invest resources in growth strategies that ultimately prove unsuccessful, our sales and profitability may be negatively affected, which would materially and adversely affect our business, financial condition and results of operations.
Changes in consumer preferences could decrease our revenues and cash flow.
We are subject to the risks of evolving consumer preferences and nutritional and health-related concerns. To the extent that consumer preferences evolve away from low-calorie tabletop sweeteners, there will be a decreased demand for our Branded CPG products. Consumer perception that there are low-calorie tabletop sweetener alternatives that are healthier or more natural could decrease demand for such products. Any shift in consumer preferences away from our Branded CPG products, including any shift in preferences from aspartame-based products or stevia leaf extract-based products to other low-calorie tabletop sweetener products could significantly decrease our revenues and cash flows and impair our ability to operate our Branded CPG business segment.
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
The loss of or disruptions related to significant customers could result in a material reduction in sales or change in the mix of products we sell to a significant customer. In 2021, our top five Branded CPG customers accounted for approximately 26.0% of our Branded CPG net revenues. In 2021, our ten largest Flavors & Ingredients customers, four of which are manufacturers of tobacco products, accounted for approximately 56.9% of our Flavors & Ingredients net revenues. There can be no assurance that our customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past. This could materially and adversely affect our product sales, financial condition and results of operations.
Our Business is subject to transportation risks.
Our ability to obtain adequate and reasonably priced methods of transportation to distribute our products is a key factor to our success. Delays in transportation including weather-related delays, carrier capacity limitations, and extended interruptions could have a material adverse effect on our Branded CPG and our Flavors & Ingredients segments, financial condition and results of operations. Further, higher fuel costs and increased line haul costs due to industry capacity constraints, customer delivery requirements and a more restrictive regulatory environment could also negatively impact our financial results. We cannot be sure that we would be able to transport or distribute our products by alternative means if it were to experience an interruption due to strike, natural disasters, epidemics or pandemics, political conflict, civil unrest or otherwise, in a timely and cost-effective manner.

Our Business may be adversely affected by conditions in the countries where we operate.
We operate in many countries throughout the world. Economic and political changes in the countries where we market and produce our products, such as inflation rates, recession, foreign ownership restrictions, restrictions on transfer of funds into or out of a country and similar factors may adversely affect our results of operations. We are monitoring the conflict between Russia and Ukraine. While we do not expect that such conflict will be material to us, the geopolitical instability arising from such conflict, the imposition of sanctions, taxes and/or tariffs against Russia and Russia’s response to such sanctions (including retaliatory acts, such as cyber-attacks and sanctions against other countries) could adversely affect the global economy or specific international, regional and domestic markets, which could have a material adverse effect on our business, results of operations or financial condition. The imposition of tariffs by the United States and other countries could have a material adverse effect on our Branded CPG and Flavors & Ingredients segments, financial condition and operations.
Negative information, including inaccurate information, about us on social media may harm our reputation and brand, which could have a material and adverse effect on our business, financial condition and results of operations.
There has been a marked increase in the use of social media platforms and similar channels that provide individuals with access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate, as is its effect. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is potentially limitless and may result in increased scrutiny by consumers, third parties, the media, governments, stockholders and other stakeholders. Information concerning our business and/or products, including public health concerns, illness, safety, security breaches of confidential consumer or employee information, employee related claims relating to alleged employment discrimination, health care and benefit issues or government or industry findings about our retailers, distributors, manufacturers or others across the industry supply chain may be posted on such platforms at any time. Negative views regarding our products and the efficacy of our products have been posted on various social media platforms, may continue to be posted in the future, and are out of our control. Regardless of their accuracy or authenticity, such information and views may be adverse to our interests and may harm our reputation and brand. The harm may be immediate without affording an opportunity for redress or correction. Ultimately, the risks associated with any such negative publicity cannot be eliminated or completely mitigated and may materially and adversely affect our business, financial condition and results of operations.
The full effects of the United Kingdom’s withdrawal from the European Union remain uncertain and continue to evolve, which could have an adverse impact on our business, financial condition, operating results and cash flows.
On January 31, 2020, the United Kingdom (“U.K.”) withdrew from the European Union (“E.U.”), commonly referred to as “Brexit.” On December 24, 2020, the U.K. and the E.U. agreed to a trade and cooperation agreement (the “Trade and Cooperation Agreement”). The Trade and Cooperation Agreement provisionally entered into force on January 1, 2021, and entered fully into force on May 1, 2021, after the ratification processes were completed by the U.K. Parliament; the European Parliament and the Council of the European Union. The Trade and Cooperation Agreement provides for, among other things, zero-rate tariffs and zero quotas on the movement of goods between the U.K. and the E.U.
We have operations in the U.K. related to our Branded CPG segment. Brexit has created and may continue to create legal, political and economic risks and uncertainties for these U.K. operations. The main source of uncertainty arises from the difference of opinion between the U.K. and E.U. on how to implement the Brexit settlement in Northern Ireland. Both sides are in the process of negotiating amendments to the Northern Ireland Protocol, but agreement remains elusive. If the impasse continues, there is a risk that either side could resort to retaliatory measures under the terms of the Trade and Cooperation Agreement. Retaliatory measures include the possibility of tariffs being applied to imports from the E.U. to the U.K. and from the U.K. to the E.U.
Further changes resulting from Brexit could therefore subject our Branded CPG segment to increased risk for the foreseeable future. These risks include changes in regulatory oversight, disruptions to trade and supply, increases in prices, fees, taxes or tariffs on goods that are sold between the E.U. and the U.K. and difficulty staffing.
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
From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. In addition, actions we have taken or may take, or decisions we have made or may make, as a consequence of the COVID-19 pandemic, may result in legal claims or litigation against us. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot give any assurance that the results of any of these actions will not have a material adverse effect on our business.
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
Our success significantly depends on key personnel.
Our performance significantly depends upon the continued contributions of our executive officers and key employees, both individually and as a group, and our ability to retain and motivate them. Our officers and key personnel have many years of experience in our industry and it may be difficult to replace them. If we lose key personnel or are unable to recruit qualified personnel, our business, financial condition and results of operations may be adversely affected.
Risks Related to Our Capital Structure
Our substantial indebtedness could adversely affect our financial condition and we may incur additional debt.
In connection with the closing of the Wholesome Transaction on February 5, 2021, we entered into an amendment and restatement agreement which amended and restated our existing senior secured loan agreement dated June 25, 2020, as amended on September 4, 2020 (as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). The total indebtedness under the credit facility as of December 31, 2021 was $387.2 million, net of unamortized discounts. The obligations under our credit facilities are guaranteed by certain direct or indirect wholly-owned domestic subsidiaries of ours, other than certain excluded subsidiaries, including, but not limited to, immaterial subsidiaries and foreign subsidiaries. Our credit facilities are secured by substantially all of our personal property and the guarantor subsidiaries (in each case, subject to certain exclusions and qualifications).
We are also permitted, under the terms of our credit facilities, to incur additional indebtedness, both under our credit facilities and otherwise. If such additional indebtedness is incurred, we may exacerbate the risks of our indebtedness described herein.
Our substantial indebtedness could:
•require us to dedicate a substantial portion of cash flow from operations to payments in respect of our indebtedness, instead of funding working capital, capital expenditures, potential acquisition opportunities, a level of marketing necessary to maintain the current level of sales and other general corporate purposes;
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
Our ability to meet expenses and debt service obligations will depend on our future performance, which will be affected by financial, business, economic and other factors, including the impact of pandemics (including the COVID-19 pandemic) and other outbreaks of contagious diseases, potential changes in consumer and customer preferences and behaviors, the success of product and marketing innovation and pressure competitors. If we do not generate enough cash to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, reduce or delay capital expenditures, borrow more money or issue additional equity.

Our credit facilities contain financial and other covenants. The failure to comply with such covenants could have an adverse effect.
Our credit facilities as contemplated by the credit facilities documents contain certain financial and other covenants, including a maximum consolidated total net leverage ratio equal to or less than 5.50:1.00 and a minimum fixed charge coverage ratio equal to or greater than 1.25:1.00, and limitations on our and our subsidiaries’ ability to, among other things, incur additional indebtedness and make guarantees; incur liens on assets; engage in mergers or consolidations, dissolutions or other fundamental changes; sell assets; pay dividends and distributions or other restricted payments or repurchase stock; make investments, loans and advances, including acquisitions; amend organizational documents or other material agreements; enter into certain agreements that would restrict our and our subsidiaries’ ability to pay dividends; repay certain junior, unsecured or subordinated indebtedness; issue certain equity; engage in certain activities; and engage in certain transactions with affiliates, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. Any failure to comply with the restrictions of our credit facilities may result in an event of default under the credit facilities. Our contemplated credit facilities bear interest at variable rates. If market interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flow.
Risks Related to Ownership of Our Securities
The price of our common stock and warrants may be volatile.
The trading price of our common stock as well as our warrants may fluctuate due to a variety of factors, regardless of our operating performance, including:
•changes in the industries in which we and our customers operate, including developments involving our competitors;
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
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
As of December 31, 2021, our facilities included approximately 30 office, manufacturing, warehousing and administration facilities. Fifteen of these facilities are located in the United States in eight states, and the remaining locations are outside the U.S., primarily in Europe and Asia and, to a lesser extent, in Latin America and the Middle East. These facilities cover approximately 1,411,000 square feet, of which approximately 223,000 square feet are owned and 1,188,000 square feet are leased.
We produce a majority of our Branded CPG products at production facilities that we currently operate in Teplice, Czech Republic and Decatur, Alabama and at various external manufacturers throughout the world. We produce our Flavors & Ingredients products at production facilities we currently own or operate in Richmond, Virginia, Zhangjiagang, China, Shanghai, China, Gardanne, France and Camden, New Jersey.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Common Stock, with a par value of $0.0001 per share, is traded on The NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “FREE”.
Holders
On March 10, 2022, there were approximately 18 holders of record of our Common Stock, which does not include the number of persons whose stock is in nominee or “street” name accounts through brokers.
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

Performance Graph
The following stock performance graph compares the cumulative total return of our common stock since it began trading on the NASDAQ on June 25, 2020 through December 31, 2021 with the cumulative total return of the S&P 500 Index and the S&P 1500 Packaged Foods & Meats Index. The graph assumes the value of the investment in our common stock and each index was $100 on June 25, 2020 and assumes reinvestment of any dividends. The stock price performance below is not necessarily indicative of future stock price performance.

$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
6/25/2020
12/31/2020
12/31/2021
Whole Earth Brands, Inc.
S&P 500
S&P Composite 1500 Packaged Foods & Meats Index

Company Name / Index	June 25, 2020	December 31, 2020	December 31, 2021
Whole Earth Brands, Inc.	$100.00	$107.92	$106.34
S&P 500	$100.00	$122.84	$158.11
S&P Composite 1500 Packaged Foods & Meats Index	$100.00	$110.00	$124.34
Item 6.    Reserved.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the other sections of this Annual Report on Form 10-K, including “Item 1. Business,” and our audited consolidated and combined financial statements and notes thereto. For purposes of this section, “Whole Earth Brands,” the “Company,” “we,” or “our” refer to (i) Mafco Worldwide & Merisant and their subsidiaries (“Predecessor”) for the period from January 1, 2020 through June 25, 2020 and the year ended December 31, 2019 (each referred to herein as a “Predecessor Period”) prior to the consummation of the Business Combination and (ii) Whole Earth Brands, Inc. and its subsidiaries (the “Successor”) for the period from June 26, 2020 through December 30, 2020 and the year ended December 31, 2021 (the “Successor Period”) after the consummation of the Business Combination, unless the context otherwise requires.
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
•Branded CPG, comprised of our Merisant division of operating companies, Wholesome and Swerve, is a global CPG business focused on building a branded portfolio oriented toward serving customers seeking better-for-you sweeteners across the zero calorie, plant-based, organic, non GMO, and Fair Trade spaces in zero/low calorie sweeteners, honey, agave and baking mix segments. Our Branded CPG products are sold under both our flagship brands, as well as local and private label brands. Our global flagship brands include Whole Earth®, Pure Via®, Wholesome®, Swerve®, Canderel®, Equal® and existing branded adjacencies.
•Flavors & Ingredients, comprised of our Mafco Worldwide division of operating companies, is a global, business-to-business focused operation with a long history as a trusted supplier of essential, functional ingredients to some of the CPG industry’s largest and most demanding customers. Our products provide a variety of solutions for our customers including flavor enhancement, flavor / aftertaste masking, moisturizing, product mouthfeel modification and skin soothing characteristics. Our Flavors & Ingredients segment operates our licorice-derived products business.
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
On November 10, 2020, we executed and closed the Swerve Purchase Agreement. Swerve is a manufacturer and marketer of a portfolio of zero sugar, keto-friendly, and plant-based sweeteners and baking mixes. Upon the terms and subject to the conditions set forth in the Swerve Purchase Agreement, at the closing we purchased all of the issued and outstanding equity interests of both Swerve LLC and Swerve IP from RF Development, and both Swerve LLC and Swerve IP became wholly-owned subsidiaries of Whole Earth Brands. The transaction was structured to simultaneously sign and close and was not subject to any closing conditions.
Pursuant to the terms of the Swerve Purchase Agreement, we paid RF Development $80 million in cash for all of the issued and outstanding membership interests of both Swerve LLC and Swerve IP, which was subject to customary post-closing adjustments.
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
On February 5, 2021, pursuant to the terms of the Wholesome Purchase Agreement, (i) we purchased and acquired all of the issued and outstanding shares of capital stock of WSO Investments from the WSO Sellers, for (x) an initial cash purchase price of $180 million (subject to customary post-closing adjustments), plus (y) as more thoroughly described below, up to an additional $55 million (the “Earn-Out Amount”) upon the satisfaction of certain post-closing financial metrics by Wholesome; and (ii) WSO Investments became an indirect wholly-owned subsidiary of the Company (collectively, the “Wholesome Transaction”). Subject to the terms and conditions of the Wholesome Purchase Agreement, and as more thoroughly described therein, payment of the Earn-Out Amount, in whole or in part, was subject to Wholesome achieving certain EBITDA thresholds at or above approximately $30 million during the period beginning August 29, 2020, and ending December 31, 2021 (the “Earn-Out Period”). A portion of the Earn-Out Amount (up to $27.5 million) could be paid, at our election, in freely tradeable, registered shares of Company common stock calculated using the 20-day volume weighted average trading price per share as of the date of determination. Calculation of the achievement of the Earn-Out Amount is subject to certain adjustments more thoroughly described in the Wholesome Purchase Agreement.
Following the completion of the Earn-Out Period, we determined, in accordance with the terms of the Purchase Agreement, that the sellers were entitled to receive the Earn-Out Amount in full. We elected to satisfy part of the Earn-Out Amount in common stock and on February 23, 2022, issued 2,659,574 shares of the Company’s common stock. The remaining $30 million portion of the $55 million Earn-Out Amount was paid in cash which was funded from available capacity under our revolving credit facility.
In connection with the closing of the Wholesome Transaction, on February 5, 2021, we and certain of our subsidiaries entered into an amendment and restatement agreement (the “Amendment Agreement”) with Toronto Dominion (Texas) LLC, as administrative agent, and certain lenders signatory thereto, which amended and restated its existing senior secured loan agreement dated as of June 25, 2020 (as amended on September 4, 2020, the “Existing Credit Agreement,” and as further amended by the Amendment Agreement, the “Amended and Restated Credit Agreement”), by and among Toronto Dominion (Texas) LLC, as administrative agent, certain lenders signatory thereto and certain other parties. See Note 7 to our audited consolidated and combined financial statements for further description of the Amended and Restated Credit Agreement.

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
While we have experienced a net increase in the overall demand for our products, we are unable to fully determine the future impact of COVID-19 on demand for our products or our ability to supply our products. The full extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related containment and mitigation actions taken by national, state and local government officials across the world to prevent disease spread. While vaccines to prevent COVID-19 were approved by health agencies in the U.S. and other countries in which we operate and began to be administered near the end of calendar year 2020, distribution of the vaccines globally is taking longer than anticipated, and where vaccines are available, the public’s willingness to get inoculated has lagged. In addition, new strains of the virus appear to have increased transmissibility, including, in some limited cases, among those who are vaccinated. The extent of the pandemic’s impact on us will also depend upon our employees’ ability to work safely in our facilities, our customers’ ability to continue to operate or receive our products, the ability of our suppliers to continue to operate, and the level of activity and demand for the ultimate product and services of our customers or their customers.
Results of Operations
Consolidated
(In thousands of dollars)

	(Successor)		(Predecessor)
	Year Ended December 31, 2021	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020	Year Ended December 31, 2019
Product revenues, net	$493,973	$147,168	$128,328	$272,123
Cost of goods sold	335,218	101,585	77,627	163,634
Gross profit	158,755	45,583	50,701	108,489

Selling, general and administrative expenses	113,141	44,616	43,355	65,896
Amortization of intangible assets	18,295	6,021	4,927	10,724
Asset impairment charges	—	—	40,600	—
Restructuring and other expenses	4,503	1,052	—	2,193

Operating income (loss)	22,816	(6,106)	(38,181)	29,676

Change in fair value of warrant liabilities	29	—	—	—
Interest expense, net	(24,589)	(4,371)	(238)	(500)
Loss on extinguishment and debt transaction costs	(5,513)	—	—	—
Other income (expense), net	196	(578)	801	(830)
(Loss) income before income taxes	(7,061)	(11,055)	(37,618)	28,346
Benefit for income taxes	(7,144)	(2,618)	(3,482)	(2,466)
Net income (loss)	$83	$(8,437)	$(34,136)	$30,812

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Product revenues, net. Product revenues, net were $494.0 million for the year ended December 31, 2021. Product revenues, net for the combined year ended December 31, 2020 were $275.5 million, including $147.2 million for the period from June 26, 2020 through December 31, 2020 and $128.3 million from January 1, 2020 through June 25, 2020. Product revenues, net increased $218.5 million, or 79.3%, due to a $211.6 million increase in product revenues at Branded CPG and a $6.9 million increase in product revenues at Flavors & Ingredients. The increase in Branded CPG revenues was driven by $203.6 million of revenues from the acquisitions of Wholesome and Swerve, $2.8 million of organic Branded CPG growth and a $5.2 million favorable impact from foreign exchange.
Cost of goods sold. Cost of goods sold was $335.2 million for the year ended December 31, 2021. Cost of goods sold for the combined year ended December 31, 2020 was $179.2 million, including $101.6 million for the period from June 26, 2020 through December 31, 2020 and $77.6 million from January 1, 2020 through June 25, 2020. Cost of goods sold increased $156.0 million, or 87.1%, primarily driven by $154.2 million from the acquisitions of Wholesome and Swerve (which includes $1.6 million of purchase accounting adjustments related to inventory), additional costs associated with new production operations of $7.9 million, increased sales volume and mix and a $1.0 million increase in stock-based compensation expense, partially offset by a $17.6 million favorable change in purchase accounting adjustments related to inventory revaluation adjustments from the Business Combination (benefit of $5.5 million for the year ended December 31, 2021 compared to expense of $12.1 million for the year ended December 31, 2020).
Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) were $113.1 million for the year ended December 31, 2021. SG&A expenses for the combined year ended December 31, 2020 were $88.0 million, including $44.6 million for the period from June 26, 2020 through December 31, 2020 and $43.4 million from January 1, 2020 through June 25, 2020. SG&A expenses increased $25.2 million, or 28.6%, primarily due to a $3.3 million increase in acquisition related transaction expenses, $17.0 million of SG&A expenses from the acquisitions of Wholesome and Swerve, a $3.2 million increase in bonus expense (the prior year included a reversal of $2.3 million of bonus expense in the third quarter of 2020 for certain employees who received a one-time grant of restricted stock units in lieu of an annual cash bonus for 2020), a $5.6 million increase in stock-based compensation expense, a $2.6 million increase in insurance expense, and a $2.4 million increase in marketing costs, partially offset by transaction bonuses of $11.2 million recorded in 2020.
Amortization of intangible assets. Amortization of intangible assets was $18.3 million for the year ended December 31, 2021. Amortization of intangible assets for the combined year ended December 31, 2020 was $10.9 million, including $6.0 million for the period from June 26, 2020 through December 31, 2020 and $4.9 million from January 1, 2020 through June 25, 2020. Amortization of intangible assets increased $7.3 million, or 67.1%, primarily due to amortization expense related to the intangible assets acquired as part of the Wholesome and Swerve acquisitions.
Asset impairment charges. There were no asset impairment charges for the year ended December 31, 2021. Asset impairment charges were $40.6 million in the Predecessor period and for the combined year ended December 31, 2020 and included an impairment charge of $22.9 million related to indefinite-lived intangible assets and a goodwill impairment charge of $17.7 million. The goodwill impairment charge of $17.7 million was the result of the Flavors & Ingredients and Branded CPG reporting units carrying value exceeding their fair value by $6.6 million and $11.1 million, respectively. The asset impairment charges were recorded in the first quarter of 2020.
Restructuring and other expenses. Restructuring and other expenses were $4.5 million for the year ended December 31, 2021 and related primarily to certain disposal costs at our Camden, New Jersey facility, which was sold in the second quarter of 2021. Restructuring and other expenses for the combined year ended December 31, 2020 were $1.1 million and related to employee termination benefits associated with restructuring plans to streamline processes, consolidate facilities and eliminate various positions in operations and general and administrative areas.
Change in fair value of warrant liabilities. Change in fair value of warrant liabilities for the year ended December 31, 2021 was a non-operating gain of $0.03 million, which is net of a $1.2 million non-operating gain that relates to the fiscal year ended December 31, 2020. See Notes 1, 8 and 9 to our audited consolidated and combined financial statements for further discussion.

Interest expense, net. Interest expense, net was $24.6 million for the year ended December 31, 2021. Interest expense, net for the combined year ended December 31, 2020 was $4.6 million, including $4.4 million for the period from June 26, 2020 through December 31, 2020 and $0.2 million from January 1, 2020 through June 25, 2020. Interest expense, net increased $20.0 million due to higher debt levels under our new credit facilities and the amortization of debt issuance costs.
Other income (expense), net. Other income (expense), net was income of $0.2 million for the year ended December 31, 2021. Other income (expense), net for the combined year ended December 31, 2020 was income of $0.2 million, including expense of $0.6 million for the period from June 26, 2020 through December 31, 2020 and income of $0.8 million from January 1, 2020 through June 25, 2020. Other income (expense), net was flat year over year.
Benefit for income taxes. The income tax benefit was $7.1 million for the year ended December 31, 2021. The income tax benefit for the combined year ended December 31, 2020 was $6.1 million, including $2.6 million for the period from June 26, 2020 through December 31, 2020 and $3.5 million for the period from January 1, 2020 through June 25, 2020.
The effective tax rate for the year ended December 31, 2021 was 101.2%. The effective tax rate differs from the statutory federal rate of 21% primarily due to state and local taxes, non-deductible expenses including executive compensation, stock-based compensation and transaction related costs coupled with the finalization of the Switzerland tax ruling, changes in U.K. tax laws and the reversal of uncertain tax liabilities as a result of the lapse of applicable statute of limitations.
The effective tax rate for the Successor period from June 26, 2020 through December 31, 2020 was 23.7%. The effective tax rate differs from the statutory federal rate of 21% primarily due to the U.S. tax effect of international operations, state and local taxes and tax rate differences related to our foreign operations. The effective rate for the Predecessor period from January 1, 2020 to June 25, 2020 was 9.3% and differs from the federal statutory rate of 21% primarily due to the impairment of non-deductible goodwill, the U.S. effect of foreign operations and a decrease in our uncertain tax position liability.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Product revenues, net. Product revenues, net were $147.2 million for the period from June 26, 2020 through December 31, 2020 and $128.3 million from January 1, 2020 through June 25, 2020. Product revenues, net for the combined year ended December 31, 2020 were $275.5 million, an increase of $3.4 million, or 1.2%, from $272.1 million for the year ended December 31, 2019 due to an $11.7 million increase in product revenues at Branded CPG driven by strong growth in retail and e-commerce channels, $4.3 million of revenue from the acquisition of Swerve, partially offset by declines in the food service channel at Branded CPG and a decline in product revenues of $8.4 million at Flavors & Ingredients, as further discussed below.
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
Selling, general and administrative expenses. SG&A expenses were $44.6 million for the period from June 26, 2020 through December 31, 2020 and $43.4 million from January 1, 2020 through June 25, 2020. SG&A expenses for the combined year ended December 31, 2020 were $88.0 million, an increase of $22.1 million, or 33.5%, from $65.9 million for the year ended December 31, 2019. The increase was primarily due to Predecessor contracted transaction bonuses and related payroll taxes of $11.2 million in 2020, $5.1 million of acquisition related transaction expenses, $9.1 million for public company costs including both one-time costs as well as ongoing costs to operate as a public company, $1.0 million for stock-based compensation expense and $1.3 million from the acquisition of Swerve, partially offset by lower bonus expense of $2.0 million primarily due to certain employees receiving a one-time grant of restricted stock units on September 30, 2020 in lieu of an annual cash bonus for 2020, productivity initiatives and lower expenses such as travel and entertainment due to COVID-19.
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
Restructuring and other expenses. Restructuring and other expenses were $1.1 million for the combined year ended December 31, 2020 and $2.2 million for the year ended December 31, 2019. The decrease was due to lower facility closure costs.
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
Other income (expense), net. Other income (expense), net was expense of $0.6 million for the period from June 26, 2020 through December 31, 2020 and income of $0.8 million from January 1, 2020 through June 25, 2020. Other income (expense), net for the combined year ended December 31, 2020 was income of $0.2 million, a change of $1.1 million from expense of $0.8 million for the year ended December 31, 2019. The increase was the result of lower foreign exchange losses.
Benefit for income taxes. The income tax benefit was $2.6 million, $3.5 million and $2.5 million for the periods from June 26, 2020 through December 31, 2020, January 1, 2020 through June 25, 2020, and for the year ended December 31, 2019, respectively.
The effective tax rate for the Successor period from June 26, 2020 through December 31, 2020 was 23.7%. The effective tax rate differs from the statutory federal rate of 21% primarily due to the U.S. tax effect of international operations, state and local taxes and tax rate differences related to our foreign operations. The effective rate for the Predecessor period from January 1, 2020 to June 25, 2020 was 9.3% and differs from the federal statutory rate of 21% primarily due to the impairment of non-deductible goodwill, the U.S. effect of foreign operations and a decrease in our uncertain tax position liability.
The effective tax rate for the year ended December 31, 2019 was an income tax benefit of 8.7% which differs from the statutory federal rate of 21% primarily due to the U.S. tax effect of international operations and state and local taxes.
Results of Operations by Segment
Branded CPG

	(Successor)		(Predecessor)
(In thousands)	Year Ended December 31, 2021	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020	Year Ended December 31, 2019
Product revenues, net	$389,174	$96,857	$80,749	$165,863
Operating income (loss)	34,918	13,463	(5,055)	19,800
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Segment product revenues, net. Product revenues, net for Branded CPG for the year ended December 31, 2021 were $389.2 million. Product revenues, net for Branded CPG for the combined year ended December 31, 2020 were $177.6 million, including $96.9 million for the period from June 26, 2020 through December 31, 2020 and $80.7 million from January 1, 2020 through June 25, 2020. Product revenues, net for Branded CPG increased $211.6 million, or 119.1%, primarily due to $203.6 million of revenues as a result of the acquisitions of Wholesome and Swerve, $2.8 million of global organic Branded CPG growth and a $5.2 million favorable impact of foreign exchange.

Segment operating income (loss). Operating income for Branded CPG for the year ended December 31, 2021 was $34.9 million. Operating income for Branded CPG for the combined year ended December 31, 2020 was $8.4 million, including operating income of $13.5 million for the period from June 26, 2020 through December 31, 2020 and an operating loss of $5.1 million from January 1, 2020 through June 25, 2020. Operating income for Branded CPG increased $26.5 million, primarily due to a goodwill impairment charge of $11.1 million and transaction bonuses of $2.7 million reflected in the prior year results that did not reoccur in 2021, additional operating income of $24.2 million related to the acquisitions of Wholesome and Swerve (which includes $1.6 million of amortization of inventory fair value adjustments), a reduction of $3.5 million in purchase accounting adjustments related to inventory revaluations from the Business Combination, as well as organic revenue growth, partially offset by costs associated with new production operations of $7.9 million, a $2.4 million increase in marketing costs, a $1.9 million increase in bonus expense (the prior year included a reversal of $1.2 million of bonus expense as described above) and a $2.5 million increase in stock-based compensation expense in 2021.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Segment product revenues, net. Product revenues, net for Branded CPG were $96.9 million for the period from June 26, 2020 through December 31, 2020 and $80.7 million from January 1, 2020 through June 25, 2020. Product revenues, net for Branded CPG for the combined year ended December 31, 2020 were $177.6 million, an increase of $11.7 million, or 7.1%, from $165.9 million for the year ended December 31, 2019 primarily due to strong growth in retail and e-commerce channels globally and $4.3 million of revenue as a result of the acquisition of Swerve, partially offset by declines in the food service channel as a result of COVID-19.
Segment operating income (loss). Operating income for Branded CPG was $13.5 million for the period from June 26, 2020 through December 31, 2020 and was an operating loss of $5.1 million from January 1, 2020 through June 25, 2020. Operating income for Branded CPG for the combined year ended December 31, 2020 was $8.4 million, a decrease of $11.4 million as compared to operating income of $19.8 million for the year ended December 31, 2019. The decline was primarily due to a goodwill impairment charge of $11.1 million recorded during the Predecessor Period in the first quarter of 2020, Predecessor contracted transaction bonuses and related payroll taxes of $2.7 million, $4.0 million of purchase accounting adjustments related to inventory (which includes $0.5 million related to the acquisition of Swerve), partially offset by increased sales, SG&A productivity initiatives and a decline in amortization expense of $2.5 million primarily due to the valuation of intangible assets from the Business Combination.
Flavors & Ingredients

	(Successor)		(Predecessor)
(In thousands)	Year Ended December 31, 2021	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020	Year Ended December 31, 2019
Product revenues, net	$104,799	$50,311	$47,579	$106,260
Operating income (loss)	21,860	(2,645)	(23,718)	19,396
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Segment product revenues, net. Product revenues, net for Flavors & Ingredients for the year ended December 31, 2021 were $104.8 million. Product revenues, net for Flavors & Ingredients for the combined year ended December 31, 2020 were $97.9 million, including $50.3 million for the period from June 26, 2020 through December 31, 2020 and $47.6 million from January 1, 2020 through June 25, 2020. Product revenues, net for Flavors & Ingredients increased $6.9 million, or 7.1%, primarily driven by increases in licorice extracts and our Magnasweet product lines.

Segment operating income (loss). Operating income for Flavors & Ingredients for the year ended December 31, 2021 was $21.9 million. Operating loss for Flavors & Ingredients for the combined year ended December 31, 2020 was $26.4 million, including $2.6 million for the period from June 26, 2020 through December 31, 2020 and $23.7 million from January 1, 2020 through June 25, 2020. Operating income for Flavors & Ingredients increased $48.2 million, primarily due to higher revenues, asset impairment charges totaling $29.5 million and transaction bonuses of $4.2 million, both included in the prior year results that did not reoccur in 2021, a favorable change in purchase accounting adjustments related to inventory of $14.1 million (benefit of $5.5 million in 2021 compared to expense of $8.6 million in 2020), a $1.5 million reduction in salaries as a result of position eliminations in 2020 and 2021, and lower operating expenses related to the Camden facility that was sold in the second quarter of 2021, partially offset by a $3.5 million increase in facility closure and restructuring costs, a $0.9 million increase in stock-based compensation expense and a $1.0 million increase in amortization expense due to purchase accounting revaluations of intangible assets.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Segment product revenues, net. Product revenues, net for Flavors & Ingredients were $50.3 million for the period from June 26, 2020 through December 31, 2020 and $47.6 million from January 1, 2020 through June 25, 2020. Product revenues, net for Flavors & Ingredients for the combined year ended December 31, 2020 were $97.9 million, a decrease of $8.4 million, or 7.9%, from $106.3 million for the year ended December 31, 2019, primarily driven by a $9.6 million decline in international tobacco revenues as well as some revenue decline due to the effects of COVID-19, partially offset by growth in the remainder of the licorice derivatives business.
Segment operating income (loss). Operating loss for Flavors & Ingredients was $2.6 million for the period from June 26, 2020 through December 31, 2020 and $23.7 million from January 1, 2020 through June 25, 2020. Operating loss for Flavors & Ingredients for the combined year ended December 31, 2020 was $26.4 million, a decrease of $45.8 million as compared to operating income of $19.4 million for the year ended December 31, 2019. The decline was primarily due to asset impairment charges totaling $29.5 million recorded during the Predecessor Period in the first quarter of 2020, $8.6 million of purchase accounting adjustments related to inventory, $2.7 million of higher amortization expense due to purchase accounting valuations, Predecessor contracted transaction bonuses and related payroll taxes of $4.2 million in 2020, and lower revenues, partially offset by a $1.3 million decline in bonus expense.
Corporate

Beginning with the first quarter of 2021, the Company’s corporate office functions are now reported and included under Corporate. Corporate is not a reportable or operating segment.

	(Successor)		(Predecessor)
(In thousands)	Year Ended December 31, 2021	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020	Year Ended December 31, 2019
Operating loss	$(33,962)	$(16,924)	$(9,408)	$(9,520)
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Operating loss. Operating loss for Corporate for the year ended December 31, 2021 was $34.0 million. Operating loss for the combined year ended December 31, 2020 was $26.3 million, including $16.9 million for the period from June 26, 2020 through December 31, 2020 and $9.4 million from January 1, 2020 through June 25, 2020. Operating loss rose $7.6 million, or 29.0%, primarily due to a $3.3 million increase in acquisition related transaction expenses, a $3.1 million increase in stock-based compensation expense, a $2.6 million increase in insurance expense and higher salaries due to new hires and the full year impact of 2020 hires to operate as a public company, partially offset by $2.6 million of lower bonus expense as 2020 included $4.8 million of transaction bonuses.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Operating loss. Operating loss for Corporate was $16.9 million for the period from June 26, 2020 through December 31, 2020 and $9.4 million for the period from January 1, 2020 through June 25, 2020. Operating loss for Corporate for the combined year ended December 31, 2020 was $26.3 million, an increase of $16.8 million compared to an operating loss of $9.5 million for the year ended December 31, 2019, primarily due to Predecessor contracted transaction bonuses and related payroll taxes of $4.8 million, $5.1 million of acquisition related transaction costs and increased staffing and other costs to support operating as a public company.
Liquidity and Capital Resources
We have historically funded operations with cash flow from operations and, when needed, with borrowings, which are described below.
As of December 31, 2021, we had cash and cash equivalents of $28.3 million. Our principal source of liquidity is our cash from operations. We also have access to credit markets, if needed, for liquidity or general corporate purposes, including our revolving credit facility. We believe our sources of liquidity and capital, and our credit facilities will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months. Overall, we do not anticipate negative effects to our funding sources that would have a material effect on our liquidity. However, in connection with the COVID-19 pandemic and other recent global events, if a serious economic crisis ensues, it could have a material adverse effect on our liquidity, results of operations and financial condition.
The following table shows summary cash flow information for the year ended December 31, 2021, the periods from June 26, 2020 through December 31, 2020 and January 1, 2020 through June 25, 2020, and the year ended December 31, 2019 (in thousands):

	(Successor)		(Predecessor)
	Year Ended December 31, 2021	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020	Year Ended December 31, 2019
Net cash provided by (used in) operating activities	$9,482	$(9,445)	$19,908	$31,665
Net cash used in investing activities	(197,913)	(282,122)	(3,532)	(4,037)
Net cash provided by (used in) financing activities	199,330	252,216	(16,924)	(23,942)
Effect of exchange rates on cash and cash equivalents	499	714	215	(496)
Net change in cash and cash equivalents	$11,398	$(38,637)	$(333)	$3,190
Operating activities. Net cash provided by operating activities was $9.5 million for the year ended December 31, 2021. Net cash provided by operating activities for the combined year ended December 31, 2020 totaled $10.5 million, including net cash used in operating activities of $9.4 million in the period from June 26, 2020 through December 31, 2020 and net cash provided by operating activities of $19.9 million in the period from January 1, 2020 through June 25, 2020. The decrease of $1.0 million was primarily attributable to higher cash paid for interest and unfavorable working capital changes, largely offset by higher cash generated from operations. Cash paid for interest for the year ended December 31, 2021 was $21.2 million compared to $4.1 million for the combined year ended December 31, 2020. Cash paid for income taxes, net of income tax refunds, was $4.5 million for the year ended December 31, 2021 compared to $5.3 million for the combined year ended December 31, 2020.
Net cash provided by operating activities was $10.5 million for the combined year ended December 31, 2020, a decrease of $21.2 million compared to $31.7 million for the year ended December 31, 2019. The decrease was primarily due to lower cash flows from operating results, unfavorable working capital changes and higher interest payments.
Investing activities. Net cash used in investing activities was $197.9 million for the year ended December 31, 2021, which included cash paid of $191.2 million, net of cash acquired, related to the acquisition of Wholesome, $1.0 million of cash received for the final working capital settlement related to the acquisition of Swerve, capital expenditures of $12.2 million and proceeds from the sale of one of our facilities of $4.5 million.

Net cash used in investing activities was $282.1 million in the period from June 26, 2020 through December 31, 2020, which included cash paid of $376.7 million, net of cash acquired, related to the Business Combination, $178.9 million of cash transferred from the trust account, $79.8 million related to the Swerve acquisition and capital expenditures of $4.5 million. Net cash used in investing activities was $3.5 million from January 1, 2020 through June 25, 2020 and $4.0 million for the year ended December 31, 2019 and was entirely related to capital expenditures in both periods.
We expect 2022 capital expenditures to be approximately $10.0 million which includes manufacturing equipment at our production facilities and information technology expenditures.
Financing activities. Net cash provided by financing activities was $199.3 million for the year ended December 31, 2021 and reflects $400 million of proceeds from the Credit Facilities (as defined and described below), repayment of the revolving credit facility of $47.9 million, repayments of long-term debt of $139.3 million, payments of debt issuance costs of $11.6 million and payments of $1.9 million for tax withholdings related to net share settlements of share-based awards.
Net cash provided by financing activities was $252.2 million in the period from June 26, 2020 through December 31, 2020 and reflects $140.0 million of proceeds from the Loan Agreement (as defined and described below), net of debt issuance costs of $7.1 million, proceeds from the revolving credit facility of $47.9 million, proceeds from the sale of common stock and warrants of $75.0 million and repayments of long-term debt of $3.5 million. Net cash used in financing activities was $16.9 million from January 1, 2020 through June 25, 2020 due to $8.5 million of repayments, offset by $3.5 million of borrowings related to the prior revolving credit facility and $11.9 million due to funding to the parent.
Net cash used in financing activities was $23.9 million in the year ended December 31, 2019 due to funding to the parent of $25.4 million, partially offset by $1.5 million of proceeds from a revolving credit facility.

Debt
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
The Amended and Restated Credit Agreement provides for senior secured financing consisting of the following credit facilities: (a) a senior secured term loan facility in the aggregate principal amount of $375 million (the “Term Loan Facility”); and (b) a revolving credit facility in an aggregate principal amount of up to $75 million (the “Revolving Facility,” and together with the Term Loan Facility, the “Credit Facilities”). The Revolving Facility has a $15 million sub-facility for the issuance of letters of credit and a $15 million sublimit for swing line loans. We used the proceeds under the Term Loan Facility to (i) repay and refinance existing indebtedness of WSO Investments; (ii) pay the cash consideration for the Wholesome Transaction; (iii) repay and refinance outstanding borrowings under the Existing Credit Agreement; and (iv) pay fees and expenses incurred in connection with the foregoing. The proceeds of the Revolving Facility can be used to finance working capital needs, for general corporate purposes, and for working capital adjustments payable under the Wholesome Purchase Agreement. See Note 7 to our audited consolidated and combined financial statements for additional information on our Credit Facilities.
As of December 31, 2021 and December 31, 2020, term loan borrowings were $362.2 million and $131.8 million, respectively, net of debt issuance costs of $10.0 million and $4.7 million, respectively. There were $25.0 million and $47.9 million of borrowings under the revolving credit facility as of December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021 and December 31, 2020, the Company’s unamortized debt issuance costs related to the revolving credit facility were $1.8 million and $1.7 million, respectively, which are included in other assets in the consolidated balance sheet. Additionally, as of December 31, 2021 and 2020, there were $2.1 million of outstanding letters of credit that reduced our availability under the revolving credit facility.

Contractual Obligations
The following table summarizes certain of our obligations as of December 31, 2021 and the estimated timing and effect that such obligations are expected to have on liquidity and cash flows in future periods (in thousands):

	Total	Current	Long-Term
Debt	$397,187	$3,750	$393,437
Interest on debt (1)	126,941	21,662	105,279
Minimum lease obligations (2)	33,078	8,993	24,085
Contingent consideration (3)	54,113	54,113	—
Raw materials purchase obligations	60,920	60,920	—
Other purchase obligations	6,141	3,194	2,947
Total	$678,380	$152,632	$525,748

(1) Calculated based on debt outstanding as of December 31, 2021 and the interest rates as of that date.
(2) Minimum lease obligations have not been reduced by sublease rental income.
(3) In accordance with the Wholesome Purchase Agreement, the full amount of the contingent consideration was paid on February 23, 2022, of which $30 million was paid in cash, which was funded from available capacity under our revolving credit facility, and we issued 2,659,574 freely tradeable, registered shares of common stock.
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
Revenue Recognition—In accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” the Company recognizes revenue when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Revenues are primarily derived from customer orders for the purchase of products and are generally recognized when the product is shipped or delivered depending on the arrangement with the customer. The Company made an accounting policy election to exclude from the measurement of the transaction price sales taxes and all other items of a similar nature, and also elected to account for shipping and handling activities as a fulfillment of the promise to transfer the goods. Accordingly, shipping and handling costs are included in cost of sales.
Branded CPG may offer promotional activities (e.g. coupons, trade discounts and other promotional activities) to its customers. These variable consideration amounts are estimated for each customer based on specific arrangements/agreements, an analysis of historical volume, and/or current activity with that customer. Reassessment of variable consideration estimates is done at each reporting date throughout the contract period until the uncertainty is resolved (e.g. promotional campaign is closed and settled with customer).
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
Our annual impairment review measurement date is in the fourth quarter of each year. In performing the annual assessment, we have the option of performing a qualitative assessment to determine if it is more likely than not that a reporting unit has been impaired. As part of the qualitative assessment for the reporting units, we evaluate the factors that are specific to the reporting units as well as industry and macroeconomic factors (including changes in interest and discount rates). The reporting unit specific factors may include cost factors, a comparison of current year results to prior year, current year budget and future projected financial performance. We also consider the change in the overall enterprise value of the Company compared to the prior year.
If we determine that it is more likely than not that a reporting unit is impaired or if we elect not to perform the optional qualitative assessment, a quantitative assessment is performed utilizing both the income and market approaches to estimate the fair value of its reporting units. The income approach involves discounting future estimated cash flows. The discount rate used is the value-weighted average of the reporting unit’s estimated cost of equity and debt (“cost of capital”) derived using both known and estimated customary market metrics adjusted for company specific risks. We perform sensitivity tests with respect to growth rates and discount rates used in the income approach. In applying the market approach, valuation multiples are derived from historical and projected operating data of selected guideline companies; evaluated and adjusted, if necessary, based on the strengths and weaknesses of the reporting unit relative to the selected guideline companies; and applied to the appropriate historical and/or projected operating data to arrive at an indication of fair value. We typically weight the results of the income and market approaches equally. If the reporting unit’s carrying value exceeds its estimated fair value, then an impairment is recorded for the difference, limited to the total amount of goodwill allocated to the reporting unit.
We typically evaluate impairment of indefinite-lived intangible assets, which relates to our product formulations, by first performing a qualitative assessment. If we elect to bypass the qualitative assessment or we determine that it is more likely than not that the fair value of the product formulations is less than its carrying value, a quantitative assessment is then performed using the relief from royalty method under the income approach to estimate the fair value. Some of the more significant assumptions inherent in estimating the fair value include the estimated future annual sales, royalty rates (as a percentage of sales that would hypothetically be charged by a licensor of the brand to an unrelated licensee), income tax considerations and a discount rate that reflects the level of risk.
See Note 6 to our audited consolidated and combined financial statements for additional information.
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
Income Taxes—The provision for income taxes is determined using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes.” The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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
Pension Benefits—Retirement benefits are provided to certain current and former employees through qualified and non-qualified defined benefit pension plans sponsored by us. It is our policy to fund the minimum for our company-sponsored pension plans as required by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The expected cost of providing the qualified pension plan benefits was accrued over the years that the employees render services, until the plan was frozen on December 31, 2019. The expected cost of providing the non-qualified pension plan benefits is accrued over the years that the employees rendered services. It is our policy to fund non-qualified pension benefits as payments are due. Accounting for pension benefits requires the use of several assumptions and estimates. Actual experience or changes to these assumptions and other estimates could have a significant impact on our consolidated and combined results of operations and financial position. See Note 12 to our audited consolidated and combined financial statements for a summary of all of the key assumptions related to pension benefits as well as a description of our defined benefit pension plans as well as additional disclosures.
We recognize the overfunded or underfunded status of our defined benefit pensions as an asset or liability in our consolidated balance sheets and recognize changes in that funded status in the year in which changes occur through comprehensive income (loss). Any changes in the funded status deferred into accumulated other comprehensive income (loss) are amortized within other income (expense) in future periods using the corridor approach, over an appropriate term. The corridor is 10% of the greater of the market-related value of the plan’s asset or projected benefit obligation.
For our qualified pension plan we utilized a blend of appropriate durations of annuity purchase contracts at December 31, 2021. For our non-qualified pension plans we utilized the Aon Hewitt AA-Only Bond Universe Yield Curve (the “Aon Hewitt Yield Curve”) for discounting future benefit obligations and calculating interest cost. The Aon Hewitt Yield Curve represents the yield on high quality (AA and above) corporate bonds that closely match the cash flows of the estimated payouts for our benefit obligations. As of December 31, 2021, a 0.5% decrease in our discount rate assumptions of 2.61% for our qualified pension plan and 2.42% for our non-qualified pension plans would result in a $0.1 million increase in our pension income for the qualified pension plan and a nominal decrease in our pension expense for our non-qualified pension plans for the year ended December 31, 2021.
We used a multi-pronged approach to determine our 4.90% assumption for the long-term expected rate of return on pension plan assets. This approach included a review of actual historical returns achieved and anticipated long-term performance of each asset class. As of December 31, 2021, a 0.5% decrease in our long-term rate of return assumption would result in a $0.2 million decrease in the pension income of our qualified pension plan for the year ended December 31, 2021.

Our pension plan assets earned a return of 2.9% in 2021 and 13.9% in 2020. The asset returns are net of administrative expenses.
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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
The principal market risks affecting our business are exposures to interest rates on debt and foreign exchange rates.
Interest Rate Risk
We are exposed to market risk from changes in interest rates of our variable rate debt under our Loan Agreement, which consists of a Term Loan Facility and a Revolving Credit Facility. At December 31, 2021, we had $372 million and $25 million of aggregate principal amounts outstanding under our Term Loan Facility and Revolving Credit Facility, respectively.
Loans outstanding under the Term Loan Facility currently accrue interest at a rate per annum equal to LIBOR subject to a floor of 1% plus a margin of 4.50% and the Revolving Credit Facility currently accrues interest at a rate per annum equal to LIBOR subject to a floor of 0.14% plus a margin of 3.75%. Based on the amounts outstanding under the Term Loan Facility and Revolving Credit Facility at December 31, 2021, adding 1% to the applicable interest rate under the Term Loan Facility and Revolving Credit Facility would result in an increase of approximately $4.0 million in our annual interest expense. We currently do not use interest rate swaps to hedge the interest rate risk related to our outstanding variable rate debt.

Foreign Currency Risk
The revenues and expenses of our international operations generally are denominated in local currencies, which subject us to exchange rate fluctuations between such local currencies and the U.S. Dollar (“USD”). These exchange rate fluctuations subject us to currency translation risk with respect to the reported results of our international operations, as well as to other risks sometimes associated with international operations. In the future, we could experience fluctuations in financial results from our international operations, and there can be no assurance we will be able, contractually or otherwise, to reduce the currency risks associated with our international operations. Foreign currency risk is primarily related to operations in Europe and Asia. A 10% increase or decrease in the Swiss Franc, Euro, Chinese Yuan and British Pound Sterling against the USD would result in approximately a 4% change in our revenue for the year ended December 31, 2021. See Note 1 to our audited consolidated and combined financial statements for further information on our accounting policies for foreign currency translation.
Fluctuations in currency exchange rates may also impact our Stockholders’ Equity. Amounts invested in our foreign subsidiaries are translated into USD at the exchange rates as of the last day of each reporting period. Any resulting cumulative translation adjustments are recorded in Stockholders’ Equity as Accumulated Other Comprehensive Income (Loss). The cumulative translation adjustments component of Accumulated Other Comprehensive Income (Loss) increased by $1.0 million for the period of December 31, 2021.
Changes in Fair Value Risk
We account for the Private Warrants in accordance with Accounting Standards Codification “ASC” Topic 815, “Derivatives and Hedging.” Under the guidance contained in ASC Topic 815-40, the Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Private Warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. The liability is subject to re-measurement at each balance sheet date, and any change in fair value is recognized in our statement of operations. Changes in the fair value of the Private Warrants each reporting period will be adjusted through earnings, subjecting us to non-cash volatility in our results of operations.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Whole Earth Brands, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Whole Earth Brands, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated and combined statements of operations, comprehensive income (loss), equity and cash flows for the year ended December 31, 2021 (Successor), and for the periods from June 26, 2020 through December 31, 2020 (Successor) and January 1, 2020 through June 25, 2020 (Predecessor), and for the year ended December 31, 2019 (Predecessor), and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 (Successor), and for the periods from June 26, 2020 through December 31, 2020 (Successor) and January 1, 2020 through June 25, 2020 (Predecessor), and for the year ended December 31, 2019 (Predecessor), in conformity with U.S. generally accepted accounting principles.

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
New York, NY
March 14, 2022

Whole Earth Brands, Inc.
Consolidated Balance Sheets
(In thousands of dollars, except for share and per share data)

	December 31, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$28,296	$16,898
Accounts receivable (net of allowances of $1,285 and $955, respectively)	69,590	56,423
Inventories	212,930	111,699
Prepaid expenses and other current assets	7,585	5,045
Total current assets	318,401	190,065

Property, Plant and Equipment, net	58,503	47,285

Other Assets
Operating lease right-of-use assets	26,444	12,193
Goodwill	242,661	153,537
Other intangible assets, net	266,939	184,527
Deferred tax assets, net	1,993	2,671
Other assets	7,638	6,260
Total Assets	$922,579	$596,538

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$55,182	$25,200
Accrued expenses and other current liabilities	30,733	29,029
Contingent consideration payable	54,113	—
Current portion of operating lease liabilities	7,950	3,623
Current portion of long-term debt	3,750	7,000
Total current liabilities	151,728	64,852
Non-Current Liabilities
Long-term debt	383,484	172,662
Warrant liabilities	2,053	—
Deferred tax liabilities, net	35,090	23,297
Operating lease liabilities, less current portion	22,575	11,324
Other liabilities	13,778	15,557
Total Liabilities	608,708	287,692
Commitments and Contingencies (Note 10)	—	—
Stockholders’ Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 220,000,000 shares authorized; 38,871,646 and 38,426,669 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	4	4
Additional paid-in capital	330,616	325,679
Accumulated deficit	(26,436)	(25,442)
Accumulated other comprehensive income	9,687	8,605
Total stockholders’ equity	313,871	308,846
Total Liabilities and Stockholders’ Equity	$922,579	$596,538

See Notes to Consolidated and Combined Financial Statements

Whole Earth Brands, Inc.
Consolidated and Combined Statements of Operations
(In thousands of dollars, except for per share data)

	(Successor)		(Predecessor)
	Year Ended December 31, 2021	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020	Year Ended December 31, 2019
Product revenues, net	$493,973	$147,168	$128,328	$272,123
Cost of goods sold	335,218	101,585	77,627	163,634
Gross profit	158,755	45,583	50,701	108,489

Selling, general and administrative expenses	113,141	44,616	43,355	65,896
Amortization of intangible assets	18,295	6,021	4,927	10,724
Asset impairment charges	—	—	40,600	—
Restructuring and other expenses	4,503	1,052	—	2,193

Operating income (loss)	22,816	(6,106)	(38,181)	29,676

Change in fair value of warrant liabilities	29	—	—	—
Interest expense, net	(24,589)	(4,371)	(238)	(500)
Loss on extinguishment and debt transaction costs	(5,513)	—	—	—
Other income (expense), net	196	(578)	801	(830)
(Loss) income before income taxes	(7,061)	(11,055)	(37,618)	28,346
Benefit for income taxes	(7,144)	(2,618)	(3,482)	(2,466)
Net income (loss)	$83	$(8,437)	$(34,136)	$30,812

Net earnings (loss) per share:
Basic	$0.00	$(0.22)
Diluted	$0.00	$(0.22)
See Notes to Consolidated and Combined Financial Statements

Whole Earth Brands, Inc.
Consolidated and Combined Statements of Comprehensive Income (Loss)
(In thousands of dollars)

	(Successor)		(Predecessor)
	Year Ended December 31, 2021	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020	Year Ended December 31, 2019
Net income (loss)	$83	$(8,437)	$(34,136)	$30,812
Other comprehensive income (loss), net of tax:
Net change in pension benefit obligations recognized, net of taxes of $26, $242, $65, and $(2,689), respectively.	98	831	318	(569)
Foreign currency translation adjustments	984	7,774	(2,286)	(1,543)
Total other comprehensive income (loss), net of tax	1,082	8,605	(1,968)	(2,112)
Comprehensive income (loss)	$1,165	$168	$(36,104)	$28,700
See Notes to Consolidated and Combined Financial Statements

Whole Earth Brands, Inc.
Consolidated and Combined Statements of Equity
(In thousands of dollars)

(Predecessor)
Total Equity
Balance at December 31, 2018	$484,492
Funding to Parent, net	(25,442)
Net income	30,812
Other comprehensive loss, net of tax	(2,112)
Balance at December 31, 2019	$487,750
Funding to Parent, net	(11,924)
Net loss	(34,136)
Other comprehensive loss, net of tax	(1,968)
Balance at June 25, 2020	$439,722

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at June 26, 2020	30,926,669	$3	$250,366	$(16,703)	$—	$233,666
Issuance of warrants	—	—	7,895	—	—	7,895
Issuance of common stock	7,500,000	1	67,104	—	—	67,105
Net loss	—	—	—	(8,437)	—	(8,437)
Other comprehensive income, net of tax	—	—	—	—	8,605	8,605
Stock-based compensation	—	—	1,262	—	—	1,262
Other	—	—	(948)	(302)	—	(1,250)
Balance at December 31, 2020 (Successor)	38,426,669	4	325,679	(25,442)	8,605	308,846
Reclassification of Private Warrants	—	—	(7,062)	(1,077)	—	(8,139)
Transfer of Private Warrants to Public Warrants	—	—	6,057	—	—	6,057
Net income	—	—	—	83	—	83
Other comprehensive income, net of tax	—	—	—	—	1,082	1,082
Warrant exercises	100	—	1	—	—	1
Stock-based compensation	—	—	7,854	—	—	7,854
Net share settlements of stock-based compensation	444,877	—	(1,913)	—	—	(1,913)
Balance at December 31, 2021 (Successor)	38,871,646	$4	$330,616	$(26,436)	$9,687	$313,871
See Notes to Consolidated and Combined Financial Statements

Whole Earth Brands, Inc.
Consolidated and Combined Statements of Cash Flows
(In thousands of dollars)

	(Successor)		(Predecessor)
	Year Ended December 31, 2021	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020	Year Ended December 31, 2019
Operating activities
Net income (loss)	$83	$(8,437)	$(34,136)	$30,812
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	8,715	1,262	—	—
Depreciation	4,727	1,652	1,334	3,031
Amortization of intangible assets	18,295	6,021	4,927	10,724
Deferred income taxes	(12,300)	(2,842)	(5,578)	(10,500)
Asset impairment charges	—	—	40,600	—
Amortization of inventory fair value adjustments	(3,396)	12,613	—	—
Non-cash loss on extinguishment of debt	4,435	—	—	—
Change in fair value of warrant liabilities	(29)	—	—	—
Changes in current assets and liabilities:
Accounts receivable	964	(4,554)	7,726	1,311
Inventories	(22,957)	(5,305)	3,576	2,004
Prepaid expenses and other current assets	(1,030)	(2,066)	3,330	(3,097)
Accounts payable, accrued liabilities and income taxes	12,050	(7,939)	507	(3,057)
Other, net	(75)	150	(2,378)	437
Net cash provided by (used in) operating activities	9,482	(9,445)	19,908	31,665

Investing activities
Capital expenditures	(12,198)	(4,489)	(3,532)	(4,037)
Acquisitions, net of cash acquired	(190,231)	(456,508)	—	—
Proceeds from sale of fixed assets	4,516	—	—	—
Transfer from trust account	—	178,875	—	—
Net cash used in investing activities	(197,913)	(282,122)	(3,532)	(4,037)

Financing activities
Proceeds from revolving credit facility	25,000	47,855	3,500	1,500
Repayments of revolving credit facility	(47,855)	—	(8,500)	—
Long-term borrowings	375,000	140,000	—	—
Repayments of long-term borrowings	(139,314)	(3,500)	—	—
Debt issuance costs	(11,589)	(7,139)	—	—
Proceeds from sale of common stock and warrants	1	75,000	—	—
Tax withholdings related to net share settlements of stock-based awards	(1,913)	—	—	—
Funding to Parent, net	—	—	(11,924)	(25,442)
Net cash provided by (used in) financing activities	199,330	252,216	(16,924)	(23,942)

See Notes to Consolidated and Combined Financial Statements

Whole Earth Brands, Inc.
Consolidated and Combined Statements of Cash Flows (Continued)
(In thousands of dollars)

	(Successor)		(Predecessor)
	Year Ended December 31, 2021	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020	Year Ended December 31, 2019

Effect of exchange rate changes on cash and cash equivalents	499	714	215	(496)
Net change in cash and cash equivalents	11,398	(38,637)	(333)	3,190
Cash and cash equivalents, beginning of period	16,898	55,535	10,395	7,205
Cash and cash equivalents, end of period	$28,296	$16,898	$10,062	$10,395

Supplemental disclosure of cash flow information
Interest paid	$21,203	$3,328	$798	$—
Taxes paid, net of refunds	$4,523	$3,091	$2,244	$4,571
Supplemental disclosure of non-cash investing
Non-cash capital expenditures	$3,796	$—	$—	$—
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
Reclassifications—Certain previously reported amounts have been reclassified to conform to the current presentation.
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

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
Inventories—Inventories are stated at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predicable costs of completion, disposal, and transportation. The cost of inventory is determined principally by the first in, first out method.
Property, Plant and Equipment—Property, plant and equipment are recorded at cost. Additions, improvements, and replacements that extend asset life are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the Company’s property, plant and equipment in service currently ranges as follows: 3 to 40 years for buildings and 1 to 20 years for all other equipment.
When property and equipment are disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gains or losses are included in income from operations. Ordinary repairs and maintenance costs are charged to operating expense as incurred.
Deferred Software Costs—Deferred implementation costs for hosted cloud computing service arrangements are stated at historical cost and amortized on a straight-line basis over the term of the hosting arrangement that the implementation costs relate to. Deferred implementation costs are included in other assets and amortized to selling, general and administrative expenses (“SG&A”). The corresponding cash flows related to deferred software costs will be reported within operating activities consistent with the treatment for payments associated with the service component of the hosting arrangement. The Company reviews the deferred implementation costs for impairment when it believes the deferred costs may no longer be recoverable. As of December 31, 2021, deferred software costs associated with cloud computing arrangements were $1.0 million and no costs were amortized during 2021. There were no deferred software costs recorded in 2020.
Leases—As of the date of the Business Combination, the Company accounts for leases pursuant to Accounting Standards Codification (“ASC”) Topic 842, “Leases.” Under ASC Topic 842, a right-of-use asset and a lease liability is recorded for all leases with a term greater than 12 months. Lease right-of-use assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using our incremental borrowing rate applicable to the lease asset, unless the implicit rate is readily determinable.
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
The Company’s annual impairment review measurement date is in the fourth quarter of each year. In performing the annual assessment, the Company has the option of performing a qualitative assessment to determine if it is more likely than not that a reporting unit has been impaired. As part of the qualitative assessment for the reporting units, the Company evaluates the factors that are specific to the reporting units as well as industry and macroeconomic factors (including changes in interest and discount rates). The reporting unit specific factors may include cost factors, a comparison of current year results to prior year, current year budget and future projected financial performance. The Company also considers the change in the overall enterprise value of the Company compared to the prior year.
If the Company determines that it is more likely than not that a reporting unit is impaired or if the Company elects not to perform the optional qualitative assessment, a quantitative assessment is performed utilizing both the income and market approaches to estimate the fair value of its reporting units. The income approach involves discounting future estimated cash flows. The discount rate used is the value-weighted average of the reporting unit’s estimated cost of equity and debt (“cost of capital”) derived using both known and estimated customary market metrics adjusted for company specific risks. The Company performs sensitivity tests with respect to growth rates and discount rates used in the income approach. In applying the market approach, valuation multiples are derived from historical and projected operating data of selected guideline companies; evaluated and adjusted, if necessary, based on the strengths and weaknesses of the reporting unit relative to the selected guideline companies; and applied to the appropriate historical and/or projected operating data to arrive at an indication of fair value. The Company typically weights the results of the income and market approaches equally. If the reporting unit’s carrying value exceeds its estimated fair value, then an impairment is recorded for the difference, limited to the total amount of goodwill allocated to the reporting unit.

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
The Company typically evaluates impairment of indefinite-lived intangible assets, which relates to our product formulations, by first performing a qualitative assessment. If the Company elects to bypass the qualitative assessment or determines that it is more likely than not that the fair value of the product formulations is less than its carrying value, a quantitative assessment is then performed using the relief from royalty method under the income approach to estimate the fair value. Some of the more significant assumptions inherent in estimating the fair value include the estimated future annual sales, royalty rates (as a percentage of sales that would hypothetically be charged by a licensor of the brand to an unrelated licensee), income tax considerations and a discount rate that reflects the level of risk.

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
Income Taxes—The provision for income taxes for the Successor period is determined using the asset and liability method in accordance with ASC Topic 740, “Accounting for Income Taxes.” The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.
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
Pension Plans—The Company has defined benefit pension plans and defined contribution 401(k) plans, which cover certain current and former employees of the Company who meet eligibility requirements. Benefits for the defined benefit pension plans are based on years of service and, in some cases, the employee’s compensation and participation was frozen to all employees hired on or after August 1, 2017. The Company’s policy is to contribute annually the amount required pursuant to the Employee Retirement Income Security Act. The Company froze the pension plan for all participants on December 31,

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
2019. Certain subsidiaries of the Company outside the U.S. have retirement plans that provide certain payments upon retirement. The Company recognizes in its balance sheet the funded status of its defined benefit pension plans, measured as the difference between the fair value of the plan assets and the benefit obligation and recognizes changes in the funded status of the defined benefit pension plans as accumulated other comprehensive loss, net of tax, within accumulated other comprehensive income (loss) to the extent such changes are not recognized in earnings as components of periodic net benefit cost (see Note 12). These amounts are subsequently amortized within other income (expense) in future periods using the corridor approach. The corridor is 10% of the greater of the market-related value of the plan’s assets or projected benefit obligation. Any actuarial gains and losses in excess of the corridor are then amortized over an appropriate term.
Research and Development Costs—The Company expenses costs as incurred for product research and development within SG&A. Research and development expenses were approximately $3.4 million for 2021, $1.6 million for the period from June 26, 2020 to December 31, 2020, $1.7 million for the period from January 1, 2020 to June 25, 2020 and $3.4 million for 2019.
Self-Insurance—The Company is self-insured for certain workers’ compensation. Provisions for losses expected under the program are recorded based on the Company’s estimates of the aggregate liabilities for the claims incurred. As of December 31, 2021 and 2020, the liabilities for self-insured workers compensation were $0.1 million and $0.5 million, respectively.
Stock-Based Compensation—In accordance with ASC Topic 718, “Compensation—Stock Compensation,” the Company recognizes stock-based compensation cost in its consolidated statements of operations. Stock-based compensation cost is measured at the grant date for equity-classified awards and at the end of each reporting period for liability-classified awards based on the estimated fair value of the awards. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period. Additional information pertaining to the Company’s stock-based compensation is provided in Note 13.
Revenue Recognition—In accordance with ASC Topic 606, “Revenue from Contracts with Customers,” the Company recognizes revenue when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Revenues are primarily derived from customer orders for the purchase of products and are generally recognized when the product is shipped or delivered depending on the arrangement with the customer. The Company made an accounting policy election to exclude from the measurement of the transaction price sales taxes and all other items of a similar nature, and also elected to account for shipping and handling activities as a fulfillment of the promise to transfer the goods. Accordingly, shipping and handling costs are included in cost of sales.
Branded CPG may offer promotional activities (e.g. coupons, trade discounts and other promotional activities) to its customers. These variable consideration amounts are estimated for each customer based on specific arrangements/agreements, an analysis of historical volume, and/or current activity with that customer. Reassessment of variable consideration estimates is done at each reporting date throughout the contract period until the uncertainty is resolved (e.g. promotional campaign is closed and settled with customer).
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
The following table presents the Company’s revenues disaggregated by product categories (in thousands):

	(Successor)		(Predecessor)
	Year Ended December 31, 2021	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020	Year Ended December 31, 2019
Sweeteners and adjacencies	$389,174	$96,857	$80,749	$165,863
Licorice products	104,799	50,311	47,579	106,260
Total product revenues, net	$493,973	$147,168	$128,328	$272,123

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
The following table presents revenues disaggregated by business and geographic region (in thousands):

	(Successor)		(Predecessor)
	Year Ended December 31, 2021	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020	Year Ended December 31, 2019
Branded CPG:
North America	$266,661	$40,273	$29,926	$59,945
Europe	76,392	35,384	31,838	64,259
India, Middle East and Africa	13,363	6,727	3,778	12,565
Asia-Pacific	20,787	8,172	9,328	16,922
Latin America	11,971	6,301	5,879	12,172
Flavors & Ingredients	104,799	50,311	47,579	106,260
Total product revenues, net	$493,973	$147,168	$128,328	$272,123
The Company records an allowance for doubtful accounts as an estimate of the inability of its customers to make their required payments. The determination of the allowance requires the Company to make assumptions about the future ability to collect amounts owed from customers.
Marketing and Advertising Costs—The Company promotes its products with marketing activities, including advertising, consumer incentives and trade promotions. On an annual basis, advertising costs are expensed as incurred or in the year in which the related advertisement initially appears. Marketing and advertising expense was $17.0 million in 2021, $6.2 million for the period from June 26, 2020 through December 31, 2020, $4.8 million from January 1, 2020 through June 25, 2020, and $11.9 million in 2019.
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

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
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
Remeasurements of European entities whose functional currency is the U.S. dollar as well as translation adjustments for entities operating in highly inflationary economies and impacts of foreign currency transactions are recognized currently in other income (expense), net in the accompanying consolidated and combined statements of operations. The Company had foreign exchange losses, net of $0.2 million in 2021, foreign exchange losses, net of $0.9 million for the period from June 26, 2020 through December 31, 2020, foreign exchange gains, net of $0.5 million from January 1, 2020 through June 25, 2020, and foreign exchange losses, net of $2.0 million in 2019.
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
As of the date of the Business Combination, the assets and liabilities of the Argentinian subsidiary were adjusted to fair value. Certain non-monetary assets and liabilities that were previously recorded at the applicable historical exchange rates are recorded in USD using the exchange rate as of June 25, 2020. Argentinian Peso denominated monetary assets and liabilities continue to be revalued to USD (the functional currency) with remeasurement period adjustments in the period recorded in the statement of operations. The Company recorded $0.3 million of expense related to remeasurement adjustments in the consolidated statements of operations for both the year ended December 31, 2021 and the period of June 26, 2020 to December 31, 2020, respectively. The impact was not material for the period of January 1, 2020 to June 25, 2020.
Restructuring and Employee Termination Benefits—During 2020 and 2019, the Company adopted restructuring plans to streamline processes and realize cost savings by consolidating facilities and eliminating various positions in operations and general and administrative areas.
In connection with the restructuring plans, the Company recognized restructuring and other expenses of $4.5 million, $1.1 million and $2.2 million during the year ended December 31, 2021, for the period from June 26, 2020 to December 31, 2020 and during the year ended December 31, 2019, respectively. This included facility exit and other related costs of $3.9 million and $1.6 million in 2021 and 2019, respectively, and employee termination benefits of $0.6 million in both 2021 and 2019, and $1.1 million for the period from June 26, 2020 to December 31, 2020. In 2021, the Company paid employee termination benefits of $0.8 million. The Company had accrued severance expense related to the restructuring plans of $0.8 million and $1.0 million at December 31, 2021 and 2020, respectively.
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
Warrant Liabilities—The Company accounts for the Private Warrants in accordance with ASC Topic 815, “Derivatives and Hedging.” Under the guidance contained in ASC Topic 815-40, the Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Private Warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. The liability is subject to re-measurement at each balance sheet date, and any change in fair value is recognized in the Company’s statement of operations. The Private Warrants are valued using a Black-Scholes option pricing model.

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
Based on the views expressed in the SEC’s Staff Statement of April 12, 2021 in which the SEC staff clarified its interpretations of certain generally accepted accounting principles related to certain terms common in warrants issued by Special Purpose Acquisition Companies (“SPACs”), the Company determined that the Private Warrants should be treated as derivative liabilities rather than as components of equity, as previously presented as of December 31, 2020. Accordingly, the Company recorded out of period adjustments at January 1, 2021 to reclassify warrant liabilities of $8.1 million and transaction costs incurred by Act II of $1.1 million related to the issuance of the Private Warrants. Additionally, during the first quarter of 2021, the Company recognized the cumulative effect of the error on prior periods by recording a $1.2 million gain in the Statement of Operations to reflect the cumulative decrease in the fair value of the Private Warrants from the date of issuance through December 31, 2020. The Company concluded that this misstatement was not material to the current period or the previously filed financial statements.
Accounting Standards Adopted in the Current Year—The Company qualifies as an emerging growth company (an “EGC”) and as such, has elected the extended transition period for complying with certain new or revised accounting pronouncements. During the extended transition period, the Company is not subject to certain new or revised accounting standards applicable to public companies. The accounting pronouncements pending adoption below reflect effective dates for the Company as an EGC with the extended transition period.
In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” Under the new guidance, implementation costs incurred in a hosting arrangement that is a service contract should be expensed or deferred based on the nature of the costs and the project stage during which such costs are incurred. If the implementation costs qualify for deferral, they are required to be amortized over the term of the hosting arrangement and assessed for impairment. Additionally, the ASU requires disclosure of the nature of any hosted cloud computing service arrangement and requires financial statement presentation of deferred costs to be consistent with fees incurred under the hosting arrangement. This standard is effective for the Company as an EGC for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. The Company adopted this standard on January 1, 2021 using a prospective transition method. The adoption of this guidance did not have a material impact on the Company’s financial statements and related disclosures.
Accounting Standards Not Yet Adopted—In March 2020, the FASB issued ASU 2020-4, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” Subject to meeting certain criteria, the new guidance provides optional expedients and exceptions to applying contract modification accounting under existing U.S. GAAP, to address the expected phase out of the London Inter-bank Offered Rate (“LIBOR”) by the end of 2021. The amendments in ASU 2020-4 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. The Company is currently evaluating the impact of adopting this standard but does not expect it to have a material impact on its consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (ASC 740) - Simplifying the Accounting for Income Taxes.” The standard removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis difference. The standard also enhances and simplifies various aspects of the income tax accounting guidance. For public entities, the standard is effective for annual periods and interim periods beginning after December 15, 2020. This standard is effective for the Company as an EGC for the fiscal years beginning after December 15, 2021. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20).” The standard modifies certain disclosure requirements for employers that sponsor defined benefit pension and other postretirement benefit plans by removing disclosures that are no longer considered cost beneficial, clarifying specific requirements of disclosures, and adding disclosure requirements identified as relevant. This standard is effective for the Company as an EGC for the fiscal years beginning after December 15, 2021. Early adoption is permitted. The amendments in ASU 2018-14 should be applied retrospectively to each period presented. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
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
Swerve Acquisition—On November 10, 2020, the Company executed and closed a definitive Equity Purchase Agreement (the “Purchase Agreement”) with RF Development, LLC (“RF Development”), Swerve, L.L.C. (“Swerve LLC”) and Swerve IP, L.L.C. (“Swerve IP” and together with Swerve LLC, “Swerve”). Swerve is a manufacturer and marketer of a portfolio of zero sugar, keto-friendly, and plant-based sweeteners and baking mixes. The Company purchased all of the issued and outstanding equity interests of both Swerve LLC and Swerve IP from RF Development for $80 million in cash, subject to customary post-closing adjustments. The transaction was funded through a combination of available cash on hand and approximately $47.9 million under the Company’s $50 million revolving loan facility. In connection with the acquisition of Swerve, the Company incurred transaction-related costs of $0.3 million and $3.2 million for the years ended December 31, 2021 and December 31, 2020, respectively. Swerve is included within the Company’s Branded CPG reportable segment. Swerve’s results are included in the Company’s consolidated statement of operations from the date of acquisition.
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
The Company’s allocation of purchase price was based upon valuations performed to determine the fair value of the net assets as of the acquisition date and was subject to adjustments for up to one year after the closing date of the acquisition to reflect final valuations. The allocation of purchase price was finalized in the fourth quarter of 2021.
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

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
On February 5, 2021, pursuant to the terms of the Wholesome Purchase Agreement, the Company purchased and acquired all of the issued and outstanding shares of capital stock for an initial cash purchase price of $180 million plus up to an additional $55 million (the “Earn-Out Amount”) upon the satisfaction of certain post-closing financial metrics. Subject to the terms and conditions of the Wholesome Purchase Agreement payment of the Earn-Out Amount, in whole or in part, was subject to Wholesome achieving certain EBITDA thresholds at or above approximately $30 million during the period beginning August 29, 2020, and ending December 31, 2021 (the “Earn-Out Period”). A portion of the Earn-Out Amount (up to $27.5 million) could be paid, at the Company’s election, in freely tradeable, registered shares of Company common stock calculated using the 20-day volume weighted average trading price per share as of the date of determination. Calculation of the achievement of the Earn-Out Amount is subject to certain adjustments more thoroughly described in the Wholesome Purchase Agreement. In connection with the acquisition of Wholesome, the Company incurred transaction-related costs of $4.7 million in the year ended December 31, 2021.
Following the completion of the Earn-Out Period, the Company determined, in accordance with the terms of the Purchase Agreement, that the sellers were entitled to receive the Earn-Out Amount in full. The Company elected to satisfy part of the Earn-Out Amount in common stock and on February 23, 2022, issued 2,659,574 shares of the Company’s common stock. The remaining $30 million portion of the $55 million Earn-Out Amount was paid in cash which was funded from available capacity under the Company’s revolving credit facility. The settlement of the earn-out will result in a non-cash gain of approximately $1.0 million that will be recorded in the first quarter of 2022 which represents the difference in value of the common stock issued using the 20-day volume weighted average trading price per share as compared to the trading price on the date of issuance.
The following summarizes the preliminary purchase consideration (in thousands):

Base cash consideration	$180,000
Closing adjustment	13,863
Fair value of Earn-Out Amount	52,395
Total Purchase Price	$246,258
The Company preliminarily recorded the fair value of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed as follows (in thousands):

Cash and cash equivalents	$2,664
Accounts receivable	15,868
Inventories	76,879
Prepaid expenses and other current assets	1,322
Property, plant and equipment, net	3,134
Operating lease right-of-use assets	7,585
Intangible assets	104,500
Other assets	1,189
Total assets acquired	213,141
Accounts payable	5,251
Accrued expenses and other current liabilities	10,576
Current portion of operating lease liabilities	1,435
Operating lease liabilities, less current portion	6,150
Deferred tax liabilities, net	24,234
Total liabilities assumed	47,646
Net assets acquired	165,495
Goodwill	80,763
Total Purchase Price	$246,258

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
The preliminary values allocated to identifiable intangible assets and their estimated useful lives are as follows:

Identifiable intangible assets	Fair Value (in thousands)	Useful Life (in years)
Customer relationships	$55,700	10
Tradenames	48,800	25
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
Subsequent to the acquisition, the Company recorded measurement period adjustments to its initial allocation of purchase price as a result of ongoing valuation procedures on assets and liabilities assumed, including (i) an increase in purchase price of $3.6 million due to the finalization of the closing adjustment; (ii) a decrease to inventory of $1.8 million; (iii) an increase in prepaid expenses and other current assets of $0.5 million; (iv) an increase in property, plant and equipment of $0.4 million; (v) a decrease to intangible assets of $1.9 million; (vi) a decrease to other assets of $0.1 million; (vii) a decrease to accrued expenses and other current liabilities of $2.7 million; (viii) a decrease to deferred tax liabilities, net of $2.8 million; and (ix) an increase to goodwill of $1.0 million due to the incremental measurement period adjustments discussed in items (i) through (viii). The impact of measurement period adjustments to the results of operations was immaterial.
The results of the Company’s operations for the year ended December 31, 2021 includes the results of Wholesome since February 5, 2021. Product revenues, net and operating income of Wholesome included in the Company’s consolidated statement of operations for the year ended December 31, 2021 were $179.6 million and $20.6 million, respectively.
Pro Forma Financial Information—The following unaudited pro forma financial information summarizes the results of operations for the Company as though the Business Combination and Swerve acquisition had occurred on January 1, 2019 and the Wholesome acquisition had occurred on January 1, 2020 (in thousands):

	Pro Forma Statements of Operations
	Year Ended
	December 31, 2021	December 31, 2020
Revenue	$514,353	$499,652
Net income (loss)	$14,082	$(38,266)
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

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
The Successor and Predecessor periods have been combined in the pro forma for the years ended December 31, 2021 and 2020 and include adjustments to reflect intangible asset amortization based on the economic values derived from definite-lived intangible assets, interest expense on the new debt financing, depreciation expense for certain property, plant and equipment that have been adjusted to fair value, and the release of the inventory fair value adjustments into cost of goods sold. These adjustments are net of taxes.
NOTE 3: LEASES
The Company’s lease portfolio includes factory buildings, office space, warehouses, material handling equipment, vehicles and office equipment. The Company subleases some of its unused office space to third parties. Included in the Wholesome purchase price allocation are right-of-use assets and operating lease liabilities of $7.6 million related to two leases acquired. All leases are classified as operating leases.
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
The components of lease expense were as follows (in thousands):

	Year Ended December 31, 2021	From June 26, 2020 to December 31, 2020
Operating lease expense	$5,658	$1,662
Variable lease expense	1,022	616
Short-term lease expense	988	47
Sublease income	(508)	(290)
Total	$7,160	$2,035
Lease expense under prior lease accounting rules for the period of January 1, 2020 to June 25, 2020 and the year ended December 31, 2019 was $2.2 million and $5.2 million, respectively. Sublease income was $0.3 million from January 1, 2020 through June 25, 2020 and $0.5 million for the year ended December 31, 2019.

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
The following table presents the future maturities of the Company’s lease obligations as of December 31, 2021 (in thousands):

2022	$8,993
2023	9,204
2024	6,788
2025	4,069
2026	1,797
Thereafter	2,227
Total lease payments	33,078
Less: imputed interest	(2,553)
Total operating lease liabilities	$30,525
The weighted-average remaining lease term was 4.0 years and the weighted-average discount rate was 3.99% as of December 31, 2021. The weighted-average remaining lease term was 4.6 years and the weighted-average discount rate was 3.42% as of December 31, 2020.
Cash paid for amounts included in the measurement of the lease liability and for supplemental non-cash information was $5.7 million and $1.7 million for the year ended December 31, 2021 and for the period from June 26, 2020 to December 31, 2020, respectively.
NOTE 4: INVENTORIES
Inventories consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Raw materials and supplies	$129,712	$66,487
Work in process	1,480	562
Finished goods	81,738	44,650
Total inventories	$212,930	$111,699
NOTE 5: PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Machinery, equipment and other	$32,048	$14,108
Buildings and improvements	21,243	20,247
	53,291	34,355
Accumulated depreciation	(6,591)	(1,833)
	46,700	32,522
Land	6,891	9,670
Construction in progress	4,912	5,093
Property, plant and equipment, net	$58,503	$47,285

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets consisted of the following (in thousands):

	December 31, 2021			December 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible assets subject to amortization
Customer relationships (useful life of 5 to 10 years)	$106,013	$(14,478)	$91,535	$50,877	$(3,020)	$47,857
Tradenames (useful life of 25 years)	173,522	(8,818)	164,704	128,155	(2,185)	125,970
Total	$279,535	$(23,296)	$256,239	$179,032	$(5,205)	$173,827
Other intangible assets not subject to amortization
Product formulations			10,700			10,700
Total other intangible assets, net			266,939			184,527
Goodwill			242,661			153,537
Total goodwill and other intangible assets			$509,600			$338,064
The Company amortizes its intangible assets subject to amortization on a straight-line basis over their respective useful lives. The remaining intangible assets subject to amortization as of December 31, 2021 have a weighted-average remaining useful life of approximately 18.2 years, including weighted-average remaining useful lives of approximately 8.1 years for customer relationships and approximately 23.8 years for tradenames. The Successor’s amortization expense for intangible assets was $18.3 million for the year ended December 31, 2021 and $6.0 million for the period from June 26, 2020 through December 31, 2020. The Predecessor’s amortization expense for intangible assets was $4.9 million for the period from January 1, 2020 to June 25, 2020 and $10.7 million for the year ended December 31, 2019.
Amortization expense relating to amortizable intangible assets as of December 31, 2021 for the next five years is expected to be as follows (in thousands):

2022	$18,717
2023	18,717
2024	18,717
2025	18,483
2026	18,263

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
The changes in the carrying amounts of goodwill during the years ended December 31, 2021 and December 31, 2020 were as follows (in thousands):

	Branded CPG	Flavors & Ingredients	Total
Balance at December 31, 2019 (Predecessor)	$88,849	$42,021	$130,870
Impairment	(11,100)	(6,600)	(17,700)
Balance at June 25, 2020 (Predecessor)	$77,749	$35,421	$113,170
Purchase accounting adjustments	40,779	(31,747)	9,032
Balance at June 26, 2020 (Successor)	$118,528	$3,674	$122,202
Acquisition of Swerve	36,003	—	36,003
Currency translation adjustment	(4,208)	(460)	(4,668)
Balance at December 31, 2020 (Successor)	$150,323	$3,214	$153,537
Purchase accounting adjustments	2,301	—	2,301
Acquisition of Wholesome	80,763	—	80,763
Currency translation adjustment	5,470	590	6,060
Balance at December 31, 2021 (Successor)	$238,857	$3,804	$242,661
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
The Company performs its annual impairment procedures for all of its reporting units and indefinite-lived intangible assets during the fourth quarter of each year. In 2021, the Company performed a quantitative impairment test and concluded that their fair values exceeded their respective carrying values and therefore, there was no impairment. The Company estimated the fair values of the reporting units utilizing both the income and market approach, equally weighted, to determine the fair values of the Company’s reporting units. The determination of estimated fair values requires significant judgments in estimating several factors, including, future cash flows, terminal growth rates, and discount rates. If current expectations of future cash flows are not met, if market factors outside of the Company’s control change, including those impacting discount rates, or if management’s expectations or plans otherwise change, then one or more of the Company’s reporting units might become impaired in the future. In 2020, the Company used a qualitative assessment for its impairment tests and concluded that it was more likely than not that their fair values exceeded their respective carrying values and therefore, did not result in an impairment.
The Company plans to update its assessment during the fourth quarter of 2022, or sooner if events occur or circumstances change that could more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying value.

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
NOTE 7: DEBT
Debt consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Term loan, due 2028	$372,187	$136,500
Revolving credit facility, due 2026	25,000	47,855
Less: current portion	(3,750)	(7,000)
Less: unamortized debt issuance costs	(9,953)	(4,693)
Total long-term debt	$383,484	$172,662
Maturities—The Company’s debt and other obligations outstanding as of December 31, 2021 mature as shown below (in thousands):

2022	$3,750
2023	3,750
2024	3,750
2025	3,750
2026	28,750
Thereafter	353,437
Total debt	397,187
Unamortized discounts	(9,953)
Total debt, net of unamortized discounts	$387,234
Loan Agreement—On December 31, 2020, the Company’s senior secured loan agreement consisted of a senior secured first lien term loan facility of $140 million and a first lien revolving credit facility of up to $50 million. As of December 31, 2020, there were $2.1 million of outstanding letters of credit that reduced the Company’s availability under the revolving credit facility.
As of December 31, 2021 and December 31, 2020, term loan borrowings were $362.2 million and $131.8 million, respectively, net of debt issuance costs of $10.0 million and $4.7 million, respectively. There were $25.0 million and $47.9 million of borrowings under the revolving credit facility as of December 31, 2021 and December 31, 2020, respectively. Additionally, as of December 31, 2021 and December 31, 2020, the Company’s unamortized debt issuance costs related to the revolving credit facility were $1.8 million and $1.7 million, respectively, which are included in other assets in the condensed consolidated balance sheet.
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

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
Loans outstanding under the Credit Facilities accrue interest at a rate per annum equal to (i) with respect to the Revolving Facility and letters of credit, (A) 2.75%, in the case of base rate advances, and (B) 3.75% in the case of LIBOR advances, and (ii) with respect to the Term Loan Facility, (A) 3.50%, in the case of base rate advances, and (B) 4.50% in the case of LIBOR advances, with a LIBOR floor of 1.00% with respect to the Term Loan Facility, and 0.00% with respect to the Revolving Facility and letters of credit, and base rate based on the highest of the prime rate, the federal funds rate plus 0.50%, LIBOR for a one-month interest period plus 1.00%, and with respect to the Revolving Facility and letters of credit, 0.00%, or with respect to the Term Loan Facility, 2.00%, and undrawn amounts under the Revolving Facility will accrue a commitment fee at a rate per annum equal to 0.50% on the average daily undrawn portion of the commitments thereunder. As of December 31, 2021, there were $2.1 million of outstanding letters of credit that reduced the Company’s availability under the revolving credit facility.
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
NOTE 8: WARRANTS
As of the date of the Business Combination, the Company had approximately 20,263,500 warrants outstanding, consisting of (i) 15,000,000 public warrants originally sold as part of the units issued in Act II’s initial public offering (the “Public Warrants”) and (ii) 5,263,500 Private Warrants that were sold by Act II to the PIPE Investors in conjunction with the Business Combination (collectively with the Public Warrants, the “Warrants”). Each warrant is exercisable for one-half of one share of the Company’s common stock at a price of $11.50 per whole share, subject to adjustment. Warrants may only be exercised for a whole number of shares as no fractional shares will be issued. As of December 31, 2021 and December 31, 2020, the Company had 18,929,880 and 15,982,520 Public Warrants outstanding, respectively, and 1,333,420 and 4,280,980 Private Warrants outstanding, respectively.
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
There were 200 Warrants exercised for 100 shares of the Company’s common stock as of December 31, 2021.
Public Warrants—The Public Warrants are subject to redemption by the Company:
•in whole and not in part;
•at a price of $0.01 per public warrant;
•upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
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
NOTE 9: FAIR VALUE OF FINANCIAL INSTRUMENTS
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
Contingent Consideration Payable—The Company measures the contingent consideration payable at fair value. The fair value of the contingent consideration utilized Level 3 inputs as it is based on significant inputs not observable in the market as of December 31, 2021, such as projected financial information and discount rate.
Debt—The Company measures its term loan and revolving facilities at original carrying value including accrued interest, net of unamortized deferred financing costs and fees. The fair value of the credit facilities approximates carrying value, as they consist of variable rate loans.
Warrant Liabilities—The Company classifies its Private Warrants as liabilities in accordance with ASC Topic 815. The Company estimates the fair value of the Private Warrants using a Black-Scholes options pricing model. The fair value of the Private Warrants utilized Level 3 inputs as it is based on significant inputs not observable in the market as of December 31, 2021.

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
The fair value of the Private Warrants was estimated at December 31, 2021 using a Black-Scholes options pricing model and the following assumptions:

Input	December 31, 2021
Asset price	$10.74
Exercise price	$11.50
Risk-free interest rate	1.04%
Expected volatility	41.0%
Expected term (years)	3.49
Dividend yield	0.0%
The fair value of warrant liabilities as of December 31, 2021 was $2.1 million. The changes in the warrant liabilities during the year ended December 31, 2021 were as follows (in thousands):

Reclassification of fair value of Private Warrants to warrant liabilities as of January 1, 2021	$8,139
Cumulative impact of change in fair value of Private Warrants in 2020	(1,161)
Transfer of Private Warrants to Public Warrants	(6,057)
Change in fair value of warrant liabilities in 2021	1,132
Fair value of warrant liabilities as of December 31, 2021	$2,053
NOTE 10: COMMITMENTS AND CONTINGENCIES
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
As of December 31, 2021, the Company had obligations to purchase approximately $60.9 million of raw material during 2022. In addition, the Company had commitments under purchase obligations related to market data research and technology services totaling approximately $6.1 million, of which $3.2 million was short-term and $2.9 million was long-term.
NOTE 11: INCOME TAXES
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
Components of the income tax (benefit) provision were as follows (in thousands):

	(Successor)		(Predecessor)
	Year Ended December 31, 2021	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020	Year Ended December 31, 2019
Current:
Federal	$916	$(969)	$51	$1,972
State and local	283	54	16	197
Foreign	3,957	1,139	2,029	5,865
	5,156	224	2,096	8,034
Deferred:
Federal	(6,498)	(2,192)	(4,262)	(1,802)
State and local	(2,801)	138	(259)	336
Foreign	(3,001)	(788)	(1,057)	(9,034)
	(12,300)	(2,842)	(5,578)	(10,500)
Total benefit for income taxes	$(7,144)	$(2,618)	$(3,482)	$(2,466)

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
The following is a reconciliation of income tax (benefit) provision computed at the U.S. federal statutory rate to income tax benefit in the consolidated and combined statements of operations (in thousands):

	(Successor)		(Predecessor)
	Year Ended December 31, 2021	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020	Year Ended December 31, 2019
(Loss) income before income taxes:
Domestic	$(36,205)	$(18,981)	$(49,477)	$10,859
Foreign	29,144	7,926	11,859	17,487
Total (loss) income before income taxes	$(7,061)	$(11,055)	$(37,618)	$28,346

Federal income tax rate	21.0%	21.0%	21.0%	21.0%
Federal income taxes	$(1,483)	$(2,322)	$(7,900)	$5,953
State and local taxes	(3,572)	1,812	(278)	426
Foreign rate differential	(1,431)	(70)	(125)	789
Change in tax rates	225	735	—	(2,209)
Change in uncertain tax positions	(1,005)	40	(651)	64
Change in valuation allowance	2,657	(1,474)	883	588
Goodwill impairment	—	—	3,717	—
Impact of Luxembourg restructuring	—	—	—	(6,438)
U.S. effects of international operations	3,041	320	2,084	3,079
Tax credits	(2,763)	(2,161)	(1,201)	(5,233)
Section 162(m) limitation	206	—	—	—
Transaction costs	385	—	—	—
Stock-based compensation	502	—	—	—
Switzerland tax ruling	(4,057)	—	—	—
Foreign withholding taxes	350	—	—	—
Other	(199)	502	(11)	515
Total benefit for income taxes	$(7,144)	$(2,618)	$(3,482)	$(2,466)

Effective tax rate	101.2%	23.7%	9.3%	(8.7)%

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
Significant components of the Company’s net deferred tax assets and liabilities were as follows (in thousands):

	December 31, 2021	December 31, 2020
Deferred tax assets:
Accounts receivable	$381	$473
Accrued expenses	5,251	3,838
Inventory	6,166	5,231
Other assets	930	160
Pension asset	365	348
Lease accounting	7,558	3,360
U.S. and foreign net operating losses	17,433	13,998
Deferred interest expense	6,106	—
Tax credits	511	254
Total deferred tax assets	44,701	27,662
Less valuation allowance	(12,184)	(9,879)
Net deferred tax assets	$32,517	$17,783
Deferred tax liabilities:
Property, plant and equipment	(5,271)	(4,678)
Operating lease right-of-use asset	(6,553)	(2,747)
Intangible assets	(46,511)	(24,266)
Deferred rent	(59)	(78)
Unremitted earnings	(965)	(719)
Other liabilities	(6,255)	(5,921)
Total deferred tax liabilities	(65,614)	(38,409)
Net deferred tax liability	$(33,097)	$(20,626)
In assessing the recoverability of its deferred tax assets within the jurisdiction from which they arise, management considers whether it is more likely than not (more than 50%) that some portion or all of the deferred tax assets will be realized. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any net operating loss and tax credit carry forwards. The Company evaluates all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. Based on the weight of available evidence, including the scheduling of taxable temporary differences into future taxable income, the Company determined that as of December 31, 2021 its deferred tax assets were realizable on a more-likely-than not basis with the exception of foreign tax credits of $0.5 million, certain state net operating loss carry forwards of $9.3 million predominately related to Illinois, and $2.4 million of net operating loss carry forwards in India, Luxembourg, Spain, Mexico and China. The Company’s valuation allowance increased by approximately $2.3 million, of which $2.7 million was charged to income tax expense in 2021 (as shown in the rate reconciliation table above), partially offset by foreign exchange translation adjustments.
The Company received a beneficial Switzerland tax ruling in 2021 permitting a step up in the tax basis of intangible assets. The Company will be able to amortize the intangible assets over a 10-year period for Swiss tax purposes, resulting in future cash tax savings. The Company recognized a discrete tax benefit of $4.1 million in 2021 related to this change.
As of December 31, 2021, the Company had net operating loss carry forwards and tax credits which will expire if not utilized, including: $121.9 million in Illinois state net operating losses expiring between 2029 and 2041, $0.5 million of U.S. federal foreign tax credits expiring in 2030 through 2031, $1.6 million of net operating losses in Mexico substantially expiring in 2023 and through 2031, $5.9 million of net operating losses in Luxembourg substantially expiring in 2035 and through 2038, $2.2 million of net operating losses in India expiring in 2022 through 2028, and $1.0 million of net operating losses in China expiring in 2022 through 2026.

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
Notwithstanding the current taxation of certain foreign subsidiaries under GILTI and one-time transition taxation enacted as part of the Tax Cut and Jobs Act, the Company intends to continue to invest these earnings indefinitely outside the U.S. If these future earnings are repatriated to the U.S., or if the Company determines that such earnings will be remitted in the foreseeable future, the Company may be required to accrue U.S. deferred taxes (if any) and applicable withholding taxes. It is not practicable to estimate the tax impact of the reversal of the outside basis difference, or the repatriation of cash due to the complexity of its hypothetical calculation. As of December 31, 2021 and 2020, the Company had accrued future income taxes and withholding taxes for future remittances to its Switzerland and Hong Kong affiliates of $1.8 million and $1.7 million, respectively.
The following summarizes the changes in the Company’s liability for unrecognized tax positions (in thousands):

	(Successor)		(Predecessor)
	Year Ended December 31, 2021	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020
Beginning of period	$609	$539	$895
Lapse in statute of limitations	(507)	—	(291)
Currency differences	(8)	70	(65)
End of period	$94	$609	$539
The unrecognized tax benefits in both the successor and predecessor periods include amounts related to various foreign tax issues. The Company records both accrued interest and penalties related to income tax matters in the provision for income taxes in the accompanying consolidated and combined statements of operations. The Company’s accrued interest and penalties related to uncertain tax positions totaled $0.1 million, $0.6 million, and $0.4 million as of December 31, 2021, December 31, 2020, and June 25, 2020, respectively. Of the amounts reflected in the table above as of December 31, 2021, the entire amount if recognized, would reduce the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits will significantly increase or decrease in the next 12 months.
The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s U.S. federal and state income tax periods are generally open to examination for the tax years 2017 through 2021. The Company’s French, Argentina, Luxembourg and Swiss tax years 2016 through 2021 also remain open for examination. In addition, open tax years related to the Company’s other foreign jurisdictions remain subject to examination but are not considered material.
NOTE 12: PENSION AND OTHER RETIREMENT BENEFITS
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
In February 2021, the Compensation Committee approved the termination of the Company’s qualified defined benefit retirement plan at Flavors & Ingredients. During the fourth quarter of 2021, the Company offered the option of receiving a lump sum payment to certain participants with vested benefits in lieu of receiving monthly annuity payments. Approximately 125 participants elected to receive the settlement, and lump sum payments of approximately $16.8 million were paid from plan assets to these participants in December 2021. The benefit obligation settled approximated payments to plan participants and a pre-tax settlement gain of $0.5 million was recorded in the fourth quarter of 2021. On February 11, 2022, the Company purchased non-participating annuity contracts to settle the remaining liabilities of the plan for approximately $9.5 million which was fully funded by plan assets. The annuity contracts purchased will result in a settlement gain of approximately $0.9 million that will be recorded in the first quarter of 2022. The remaining surplus of the plan will be used, as prescribed in the applicable regulations, to fund future contributions to the defined contribution plan at Flavors & Ingredients.

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
The following table reconciles the funded status of the Company’s defined benefit pension plans (in thousands):

	(Successor)		From June 26, 2020 to (Predecessor)
	Year Ended December 31, 2021	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020
Accumulated benefit obligations	$20,314	$41,112	$39,792
Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$41,112	$39,879	$37,854
Service cost	63	94	41
Interest cost	1,047	545	593
Actuarial (gain) loss	(1,054)	1,568	1,826
Benefits paid	(20,854)	(974)	(435)
Projected benefit obligations at end of year	20,314	41,112	39,879
Change in plans’ assets:
Fair value of plans’ assets at beginning of year	33,058	30,674	30,213
Actual returns on plans’ assets	372	3,195	732
Employee contributions	326	163	163
Benefits paid	(20,854)	(974)	(434)
Fair value of plans’ assets at end of year	12,902	33,058	30,674
Net pension liability	$(7,412)	$(8,054)	$(9,205)
The projected benefit obligation at December 31, 2021 and December 31, 2020 included $9.8 million and $10.3 million, respectively, related to the Company’s unfunded non-qualified plans.
Amounts recognized in the Company’s consolidated and combined balance sheets consisted of (in thousands):

	(Successor)		(Predecessor)
	Year Ended December 31, 2021	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020
Other assets	$2,367	$2,238	$512
Accrued expenses and other current liabilities	(488)	(374)	(373)
Other liabilities	(9,291)	(9,918)	(9,344)
Net amount recognized	$(7,412)	$(8,054)	$(9,205)

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
Amounts recognized in accumulated other comprehensive income (loss), net of tax, which have not yet been recognized as a component of net periodic pension expense for the Company’s funded defined benefit pension plans, are as follows (in thousands):

	(Successor)		(Predecessor)
	Year Ended December 31, 2021	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020
Prior service cost	$—	$—	$169
Net actuarial (gain) loss	(207)	(620)	13,997
	$(207)	$(620)	$14,166
As a result of the Business Combination on June 25, 2020, unamortized amounts previously charged to accumulated other comprehensive income (loss) were eliminated.
The components of the changes in unrecognized amounts included in pension obligation, net in other comprehensive income (loss) for the Company’s defined benefit pension plans were as follows (in thousands):

	(Successor)		(Predecessor)
	Year Ended December 31, 2021	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020
Net actuarial loss	$527	$—	$1,912
Amortization of prior service costs	—	—	(33)
Amortization of actuarial loss	(36)	—	(276)
Total loss recognized in other comprehensive income	$491	$—	$1,603
The components of net periodic benefit (credit) cost for the Company’s defined benefit pension plans for the Successor and Predecessor were as follows (in thousands):

	(Successor)		(Predecessor)
	Year Ended December 31, 2021	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020	Year Ended December 31, 2019
Service cost	$63	$94	$41	$692
Interest cost	1,047	545	593	1,410
Expected return on plan assets	(1,310)	(783)	(817)	(1,462)
Amortization of prior service cost	—	—	33	149
Amortization of net actuarial loss	36	—	276	1,332
Settlement/curtailment (income) expense	(644)	(25)	—	317
Net periodic benefit (credit) cost	$(808)	$(169)	$126	$2,438

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
Net periodic benefit (credit) cost is reflected in the Company’s consolidated and combined financial statements as follows for the Successor and Predecessor periods presented (in thousands):

	(Successor)		(Predecessor)
	Year Ended December 31, 2021	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020	Year Ended December 31, 2019
Cost of goods sold	$—	$—	$—	$614
Selling, general and administrative expense	63	69	41	1,824
Other income (expense), net	(871)	(238)	85	—
Net periodic benefit (credit) cost	$(808)	$(169)	$126	$2,438
Assumptions—The following assumptions were used to determine the benefit obligation at year end and net periodic benefit (credit) cost during the year for the Company’s funded defined benefit pension plan:

	(Successor)		(Predecessor)
	Year Ended December 31, 2021	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020
Weighted-average assumptions used to determine benefit obligation at year end:
Discount rate (1)	2.38%	2.61%	2.85%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	2.61%	2.85%	3.25%
Expected long-term rate of return on plan assets	4.90%	5.25%	5.50%

(1) The discount rate assumption used to determine the benefit obligation at December 31, 2021 was based on blended 7 year and 15 year duration annuity purchase contracts.
The following assumptions were used to determine the benefit obligation at year end and net periodic benefit (credit) cost during the year for the Company’s unfunded supplemental defined benefit pension plan:

	(Successor)		(Predecessor)
	Year Ended December 31, 2021	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020
Weighted-average assumptions used to determine benefit obligation at year end:
Discount rate	2.78%	2.42%	2.64%
Rate of compensation increase	3.50%	3.50%	3.50%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	2.42%	2.64%	3.25%
Rate of compensation increase	3.50%	3.50%	3.50%
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
Plan Assets—The investment committee for the Company’s plan adopted investment policies with the objective of meeting and exceeding over time, the expected long-term rate of return on plan assets assumptions, weighted against a reasonable risk level and considering the appropriate liquidity levels. In connection with this objective, in 2021 and 2020 the plan’s assets were mainly invested in mutual funds, common and collective funds, corporate bonds, government bonds, private equity funds, as well as a real estate fund, in order to achieve the Company’s goals to enhance the expected returns of its investments together with their liquidity and protect the plan’s funded status. As a result of the planned termination of the qualified pension plan, certain of the plan’s assets were liquidated during the fourth quarter of 2021 and used to satisfy lump sum benefit payments as further described above. Therefore, at December 31, 2021, the plan’s assets were primarily invested in cash and fixed income securities.
The plan had the following target ranges for the asset classes as shown below. The ranges were intended to allow flexibility for allocating assets and rebalancing as needed depending on changes in market values and the investment environment. The strategy utilized was regularly reviewed by the plan’s investment committee, which could have made adjustments to the allocations when allocations fell outside the asset class range.

Target Ranges
Asset classes:
Cash equivalents and other	0% - 17%
Fixed income securities	45% - 100%
Equity securities	0% - 28%
The following tables set forth, by category, the Company’s pension plan assets as of December 31, 2021 and December 31, 2020, using the fair value hierarchy established under ASC Topic 820 and as described in Note 9. The fair value hierarchy in the tables excludes certain investments which are valued using Net Asset Value (“NAV”) as a practical expedient (in thousands):

	Pension Plan Assets as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Pension plan assets measured at fair value:
Cash and cash equivalents	$325	$—	$—	$325
U.S. Government securities	—	6,283	—	6,283
Corporate bonds	—	6,283	—	6,283
Total pension plan assets measured at fair value	$325	$12,566	$—	$12,891

Pension plan assets measured at NAV as a practical expedient (1)				11
Total pension plan assets				$12,902

(1)    Certain investments in real estate funds that are measured at fair value using the NAV per share practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the total value of plan assets.

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
Cash and cash equivalents are stated at cost, which approximates fair market value. Mutual funds are valued at their net asset value quoted in active markets. Common and collective funds, as well as investments in private equity funds, are valued at net asset value as reported by the fund administrator. Within mutual funds and common and collective funds, the assets are invested in a broad range of publicly traded equity securities and publicly traded debt securities ranging from domestic and international treasury issues, corporate debt securities, government agencies debt securities and mortgage-backed and asset-backed issues, in accordance with the plan’s investment policies. Corporate and government bonds are generally valued on the basis of evaluated bids furnished by a pricing service, which determines valuations for normal, institutional size-trading units of such securities using market information, transactions for comparable securities and various relationships between securities. Exchange traded funds, which are investment portfolios that hold a collection of marketable securities designed to track the performance of a specific index (like the S&P 500), are valued at the market price quoted on the particular stock exchange where they are traded. There were no transfers between levels within the three-tier fair value hierarchy in 2021 and 2020.
Contributions—The Company currently does not expect to make further contributions to its funded defined benefit pension plan due to the funded status.
Expected Future Benefit Payments—The projected benefit payments for the funded qualified and unfunded non-qualified defined benefit pension plans are as follows (in thousands):

	Qualified Pension Plan	Non-qualified Pension Plans
2022	$535	$488
2023	515	482
2024	514	497
2025	507	503
2026	501	563
2027-2031	2,572	2,922

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
The Company also participates in certain state-sponsored defined benefit plans covering certain non-U.S. employees with total net liabilities of $3.6 million and $3.3 million as of December 31, 2021 and December 31, 2020, respectively. The primary state-sponsored plan relates to Merisant employees in Switzerland and France, which had pension benefit obligations of $6.9 million and plan assets of $3.4 million as of December 31, 2021 and a pension benefit obligation of $6.3 million and plan assets of $3.0 million as of December 31, 2020. Net periodic pension cost for 2021, for the period June 26, 2020 through December 31, 2020, January 1, 2020 through June 25, 2020, and 2019 was $0.4 million, $0.2 million, $0.3 million, and $0.3 million, respectively.
Defined Contribution Pension Plans—The Company has defined contribution 401(k) plans covering certain eligible domestic employees, as defined by the plans. The plans provide for certain employer matching contributions. The Company recorded compensation expense related to its defined contribution plans of $1.0 million for 2021, $0.2 million for the period from June 26, 2020 to December 31, 2020, and $0.3 million for both the period from January 1, 2020 to June 25 2020 and 2019.
NOTE 13: STOCK-BASED COMPENSATION
On June 24, 2020, the Whole Earth Brands, Inc. 2020 Long-Term Incentive Plan (the “Plan”) was approved for the purpose of promoting the long-term financial interests and growth of the Company and its subsidiaries by attracting and retaining management and other personnel and key service providers. The Plan provides for the granting of stock options (“SOs”), stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance shares, performance share units (“PSUs”) and other stock-based awards to officers, employees and non-employee directors of, and certain other service providers to, the Company and its subsidiaries. These awards are settled in shares of the Company’s stock and therefore classified as equity awards. Under the terms of the Plan, an aggregate of 9,300,000 shares of common stock are authorized for issuance under the Plan.
The RSUs and RSAs are accounted for as equity awards and have a grant-date fair value equal to the fair market value of the underlying stock on the grant date. RSUs granted generally vest ratably on the anniversary of the grant date over a period of one to three years, depending on the specific terms of each RSU agreement. The RSAs granted to non-employee board members cliff vest over a service period of approximately 24 months. The Company records compensation expense over the expected vesting period and recognizes forfeitures in the period incurred.
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
Stock-based compensation expense for the year ended December 31, 2021 and for the period from June 26, 2020 to December 31, 2020 was $8.7 million and $1.3 million, respectively. Stock-based compensation expense for the year ended December 31, 2021 includes $0.9 million of expense related to 2021 management bonuses expected to be settled in stock and accounted for as a liability. The tax benefit recognized related to stock-based compensation was $0.5 million for the year ended December 31, 2021. There was no tax benefit recognized related to stock-based compensation for the period from June 26, 2020 to December 31, 2020.
A summary of activity and weighted average fair values related to the RSUs is as follows:

	Shares	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2020	633,057	$8.34	0.88
Granted	576,687	13.48
Vested	(582,503)	8.34
Forfeited	(142,497)	11.70
Outstanding and nonvested at December 31, 2021	484,744	$13.46	1.02

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
The weighted average grant date fair value per share of RSUs granted during the year was $13.48 in 2021 and $8.34 for the period from June 26, 2020 through December 31, 2020.
The aggregate fair value of RSUs upon vesting during the year ended December 31, 2021 was $7.2 million. No RSUs vested during the period from June 26, 2020 to December 31, 2020.
A summary of activity and weighted average fair values related to the RSAs is as follows:

	Shares	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2020	68,946	$8.34	1.33
Granted	48,855	11.77
Outstanding and nonvested at December 31, 2021	117,801	$9.76	0.98
The weighted average grant date fair value per share of RSAs granted during the year was $11.77 in 2021 and $8.34 for the period from June 26, 2020 through December 31, 2020.
A summary of activity and weighted average fair values related to the PSUs is as follows:

	Shares	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2020	—	$—	—
Granted	323,555	13.65
Forfeited	(41,414)	13.65
Outstanding and nonvested at December 31, 2021	282,141	$13.65	2.21
As of December 31, 2021, the Company had not yet recognized compensation cost on nonvested awards as follows (in thousands):

	Unrecognized Compensation Cost	Weighted Avg. Remaining Recognition Period (in years)
Nonvested awards	$7,694	1.4
NOTE 14: STOCKHOLDERS' EQUITY
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

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
NOTE 15: EARNINGS PER SHARE
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
The computation of basic and diluted earnings (loss) per common share for the year ended December 31, 2021 and the period from June 26, 2020 to December 31, 2020 is shown below (in thousands, except for share and per share data):

	Year Ended December 31, 2021	From June 26, 2020 to December 31, 2020
EPS numerator:
Net income (loss) attributable to common shareholders	$83	$(8,437)
Less: Change in fair value of warrant liabilities	(29)	—
Numerator - diluted	$54	$(8,437)

EPS denominator:
Weighted average shares outstanding - basic	38,505,458	38,426,669
Effect of dilutive securities	1,370,929	—
Weighted average shares outstanding - diluted	39,876,387	38,426,669

Net earnings (loss) per share:
Basic	$0.00	$(0.22)
Diluted	$0.00	$(0.22)
For the period from June 26, 2020 to December 31, 2020, 20,263,500 warrants, 633,057 RSUs and 68,946 RSAs were excluded from the diluted earnings per share calculation because they were determined to be anti-dilutive.

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
NOTE 16: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes accumulated other comprehensive income (loss) (“AOCI”), net of taxes, by component (in thousands):

	Net Currency Translation Gains (Losses)	Funded Status of Benefit Plans	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019 (Predecessor)	$2,885	$(10,944)	$(8,059)
Other comprehensive loss before reclassifications	(2,286)	—	(2,286)
Amounts reclassified from AOCI	—	318	318
Balance at June 25, 2020 (Predecessor)	$599	$(10,626)	$(10,027)
Purchase accounting adjustments to eliminate Predecessor’s accumulated other comprehensive (loss) income	(599)	10,626	10,027
Balance at June 26, 2020 (Successor)	$—	$—	$—
Other comprehensive income before reclassifications	7,774	856	8,630
Amounts reclassified from AOCI	—	(25)	(25)
Balance December 31, 2020 (Successor)	$7,774	$831	$8,605
Other comprehensive income before reclassifications	984	701	1,685
Amounts reclassified from AOCI	—	(603)	(603)
Balance December 31, 2021 (Successor)	$8,758	$929	$9,687
NOTE 17: RELATED PARTY TRANSACTIONS
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
In March 2018, the Predecessor entered into a revolving credit agreement with Wesco US LLC, an indirect and wholly-owned subsidiary of Merisant. This revolving credit facility, as amended, had a maturity date of January 3, 2022 and provided for maximum outstanding borrowings of up to $9.0 million. The revolving credit facility was unsecured and bore interest at 3-month LIBOR plus 4.0% and provided for periodic interest payments with all principal due upon maturity. MacAndrews had the right to accept or reject any borrowing request made by the Predecessor pursuant to the revolving credit agreement in its sole discretion. The outstanding balance on the revolving credit agreement at June 25, 2020 was $3.4 million and was forgiven by MacAndrews in connection with the Business Combination. Interest expense for the period from January 1, 2020 to June 25, 2020 and for the year ended December 31, 2019 was approximately $0.2 million and $0.5 million, respectively.
In July 2020, the Company entered into an agreement with Watermill Institutional Trading LLC, a registered broker-dealer (“Watermill”), to act as one of the Company’s financial advisors for a 12-month period commencing July 22, 2020 for total consideration of $0.9 million, of which $0.5 million and $0.4 million was expensed during the year ended December 31, 2021 and the period from June 26, 2020 to December 31, 2020, respectively. Additionally, under the terms of the agreement, the Company incurred additional expense of $2.0 million during the year ended December 31, 2021 related to services provided by Watermill in connection with the acquisition of Wholesome and $0.8 million during the period from June 26, 2020 to December 31, 2020 related to services provided in connection with the acquisition of Swerve. A former director of Act II is a registered representative of Watermill and is providing services directly to the Company under the agreement.

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
In December 2019, Wholesome entered into a partnership agreement to form WS Services, LLC (“WS Services”). As of December 31, 2021, Wholesome had a 50% interest in the partnership and accounts for the partnership as an equity method investment. Wholesome’s investment in the partnership, which is classified as other assets in the consolidated balance sheets, was $0.7 million as of December 31, 2021. Wholesome utilizes a warehouse leased by WS Services for storage of raw materials. During the year ended December 31, 2021, Wholesome expensed $0.9 million related to the use of the warehouse space and recorded a payable to WS Services for $0.3 million as of December 31, 2021.
NOTE 18: BUSINESS SEGMENTS
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
The following table presents selected financial information relating to the Company’s business segments (in thousands):

	(Successor)		(Predecessor)
	Year Ended December 31, 2021	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020	Year Ended December 31, 2019
Product revenues, net
Branded CPG	$389,174	$96,857	$80,749	$165,863
Flavors & Ingredients	104,799	50,311	47,579	106,260
Total product revenues, net	$493,973	$147,168	$128,328	$272,123

Operating income (loss)
Branded CPG	$34,918	$13,463	$(5,055)	$19,800
Flavors & Ingredients	21,860	(2,645)	(23,718)	19,396
	56,778	10,818	(28,773)	39,196
Corporate	(33,962)	(16,924)	(9,408)	(9,520)
Total operating income (loss)	$22,816	$(6,106)	$(38,181)	$29,676
The following table presents geographic information based upon revenues of the Company’s major geographic markets (in thousands):

	(Successor)		(Predecessor)
	Year Ended December 31, 2021	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020	Year Ended December 31, 2019
North America	$318,958	$63,386	$54,253	$104,788
Europe	96,013	45,608	42,776	93,508
India, Middle East and Africa	14,801	6,996	3,959	12,888
Asia-Pacific	51,598	24,350	20,834	46,845
Latin America	12,603	6,828	6,506	14,094
Total product revenues, net	$493,973	$147,168	$128,328	$272,123
The Company has a large and diverse customer base, which includes numerous customers located in foreign countries. Branded CPG’s combined sales to a single customer accounted for 10.6% of total sales in 2021. No single unaffiliated customer accounted for more than 10% of total sales in 2020. With the exception of the United States, no one country represented more than 10% of the Company’s net sales.

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
The Company has an exclusive supply contract to purchase the output of licorice extract and certain licorice derivatives from a manufacturer with facilities in Uzbekistan. For the year ended December 31, 2021, the Company’s purchases from this supplier totaled approximately $15.6 million, representing 41.8% of the Company’s licorice raw materials purchases for the year.
Long-lived assets are as follows (in thousands):

	December 31, 2021	December 31, 2020
Long-Lived Assets*
United States	$24,327	$14,798
China	15,620	14,207
Czech Republic	6,074	6,070
France	11,353	11,076
Other Foreign Countries	1,129	1,134
Total	$58,503	$47,285
*Long-lived assets consist of property, plant and equipment, net.

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
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
In response to the material weakness, we implemented additional review procedures and additional training and enhancements related to the accounting for equity and liability instruments (including those with warrants) to determine proper accounting in accordance with GAAP. Management concluded, through testing, that our internal controls over the accounting for Private Warrants are operating effectively, and the material weakness was considered remediated as of September 30, 2021.
There have been no other changes in internal control over financial reporting that occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based upon this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.
As discussed in this Annual Report on Form 10-K, this Annual Report on Form 10-K also does not include an attestation report of our independent registered public accounting firm pursuant to an exemption made available to us as an emerging growth company.

Item 9B.    Other Information.
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
We will provide information that is responsive to this Item 10 in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2021. Such information is incorporated into this Item 10 by reference.
Item 11.    Executive Compensation.
We will provide information that is responsive to this Item 11 in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2021. Such information is incorporated into this Item 11 by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The number of shares to be issued upon exercise or vesting of awards issued under, and the number of shares remaining for future issuance under our equity compensation plans at December 31, 2021 were as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price per share of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	884,686	$—	8,737,322
Equity compensation plans not approved by security holders	—	$—	—
Total	884,686		8,737,322

(1) Includes 117,801 RSAs, 484,744 RSUs and 282,141 PSUs outstanding under our LTIP plans.
(2) There are no amounts provided under this column because only RSAs, RSUs and PSUs have been granted.
(3) Awards issuable under our LTIP plans include stock options, stock appreciation rights, stock awards, stock units, performance units and other stock-based awards.
Information related to the security ownership of certain beneficial owners and management will be provided in our 2022 proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2021. Such information is incorporated into this Item 12 by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
We will provide information that is responsive to this Item 13 in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2021. Such information is incorporated into this Item 13 by reference.
Item 14.    Principal Accounting Fees and Services.
We will provide information that is responsive to this Item 14 in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2021. Such information is incorporated into this Item 14 by reference.

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
3.2
Certificate of Amendment of Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2021).

3.3	Bylaws of the Registrant (as amended through June 30, 2021) (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2021).
3.4	Certificate of Domestication of Act II (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2020).
4.1	Specimen Common Stock Certificate of Whole Earth Brands, Inc. (incorporated by reference to Exhibit 4.5 of Act II’s Form S-4, filed with the SEC on May 11, 2020).

4.2
Amended and Restated Warrant Agreement dated as of June 25, 2020, by and between Whole Earth Brands, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2020).

4.3	Description of the Registered Securities.
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

10.17+
6th Amendment to Offer Letter dated as of February 10, 2020, by and between Merisant Company 2 SARL and Albert Manzone (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2021).

10.18*+	Offer Letter, dated as of December 15, 2021, by and between the Company and Duane Portwood.
10.19
Letter Agreement dated April 25, 2019, among Act II Global Acquisition Corp., Act II Global LLC and certain other individuals signatory thereto (incorporated by reference to Exhibit 10.1 to Act II’s Current Report on Form 8-K, filed with the SEC on May 1, 2019).

10.20+	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2020).
10.21+	Form of Restricted Stock Unit Agreement for Non-U.S. Participants (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 6, 2020).
10.22+	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 6, 2020).
10.23+	Form of Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 6, 2020).
10.24+	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 6, 2020).
10.25+	Flavors Holdings Inc. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2021).
21.1*	List of Subsidiaries.
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm of the Company.
31.1*	Certification of Principal Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	The cover page for the Company’s Annual Report on Form 10-K has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
+	Indicates a management or compensatory plan
†	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.
#
Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.

‡	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item 601(b)(10).

Item 16.    Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2022.

WHOLE EARTH BRANDS, INC.
By:	/s/ Albert Manzone
Name:	Albert Manzone
Title:	Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Albert Manzone	Chief Executive Officer and Director	March 14, 2022
Albert Manzone	(Principal Executive Officer)

/s/ Duane Portwood	Chief Financial Officer	March 14, 2022
Duane Portwood	(Principal Financial Officer and Principal Accounting Officer)

/s/ Irwin D. Simon	Executive Chairman of the Board of Directors	March 14, 2022
Irwin D. Simon

/s/ Anuraag Agarwal	Director	March 14, 2022
Anuraag Agarwal

/s/ Steven M. Cohen	Director	March 14, 2022
Steven M. Cohen

/s/ Denise Faltischek	Director	March 14, 2022
Denise Faltischek

/s/ Ira J. Lamel	Director	March 14, 2022
Ira J. Lamel

/s/ John M. McMillin	Director	March 14, 2022
John M. McMillin