Form 10-Q
period 2022-03-31
Whole Earth Brands, Inc.
filed 2022-05-10
CIK 1753706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 6, 2022, there were 41,912,356 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

WHOLE EARTH BRANDS, INC.
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1.         Financial Statements.

Whole Earth Brands, Inc.
Condensed Consolidated Financial Statements (Unaudited)
For the Quarter Ended March 31, 2022

Whole Earth Brands, Inc.
Condensed Consolidated Balance Sheets
(In thousands of dollars, except for share and per share data)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$29,365	$28,296
Accounts receivable (net of allowances of $1,340 and $1,285, respectively)	73,089	69,590
Inventories	215,058	212,930
Prepaid expenses and other current assets	8,289	7,585
Total current assets	325,801	318,401

Property, Plant and Equipment, net	59,330	58,503

Other Assets
Operating lease right-of-use assets	24,678	26,444
Goodwill	241,535	242,661
Other intangible assets, net	261,592	266,939
Deferred tax assets, net	1,876	1,993
Other assets	8,747	7,638
Total Assets	$923,559	$922,579

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$55,426	$55,182
Accrued expenses and other current liabilities	34,503	30,733
Contingent consideration payable	—	54,113
Current portion of operating lease liabilities	8,101	7,950
Current portion of long-term debt	3,750	3,750
Total current liabilities	101,780	151,728
Non-Current Liabilities
Long-term debt	412,895	383,484
Warrant liabilities	587	2,053
Deferred tax liabilities, net	33,883	35,090
Operating lease liabilities, less current portion	20,437	22,575
Other liabilities	14,003	13,778
Total Liabilities	583,585	608,708
Commitments and Contingencies (Note 8)	—	—
Stockholders’ Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 220,000,000 shares authorized; 41,677,664 and 38,871,646 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	356,220	330,616
Accumulated deficit	(23,710)	(26,436)
Accumulated other comprehensive income	7,460	9,687
Total stockholders’ equity	339,974	313,871
Total Liabilities and Stockholders’ Equity	$923,559	$922,579
See Notes to Unaudited Consolidated Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated Statements of Operations
(In thousands of dollars, except for share and per share data)
(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Product revenues, net	$130,592	$105,825
Cost of goods sold	91,034	70,174
Gross profit	39,558	35,651

Selling, general and administrative expenses	27,788	32,907
Amortization of intangible assets	4,705	4,151
Restructuring and other expenses	—	1,657

Operating income (loss)	7,065	(3,064)

Change in fair value of warrant liabilities	861	(2,362)
Interest expense, net	(6,032)	(5,078)
Loss on extinguishment and debt transaction costs	—	(5,513)
Other income, net	1,956	310
Income (loss) before income taxes	3,850	(15,707)
Provision (benefit) for income taxes	1,124	(3,682)
Net income (loss)	$2,726	$(12,025)

Net earnings (loss) per share:
Basic	$0.07	$(0.31)
Diluted	$0.07	$(0.31)

See Notes to Unaudited Consolidated Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands of dollars)
(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Net income (loss)	$2,726	$(12,025)
Other comprehensive income (loss), net of tax:
Net change in pension benefit obligations recognized, net of taxes of $(71) and $0, respectively	(224)	9
Foreign currency translation adjustments	(2,003)	(2,047)
Total other comprehensive income (loss), net of tax	(2,227)	(2,038)
Comprehensive income (loss)	$499	$(14,063)
See Notes to Unaudited Consolidated Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated Statements of Equity
(In thousands of dollars)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2020	38,426,669	$4	$325,679	$(25,442)	$8,605	$308,846
Reclassification of Private Warrants (Note 1)	—	—	(7,062)	(1,077)	—	(8,139)
Transfer of Private Warrants to Public Warrants	—	—	2,502	—	—	2,502
Net loss	—	—	—	(12,025)	—	(12,025)
Other comprehensive loss, net of tax	—	—	—	—	(2,038)	(2,038)
Stock-based compensation	—	—	1,639	—	—	1,639
Balance at March 31, 2021	38,426,669	$4	$322,758	$(38,544)	$6,567	$290,785

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2021	38,871,646	$4	$330,616	$(26,436)	$9,687	$313,871
Transfer of Private Warrants to Public Warrants	—	—	605	—	—	605
Net income	—	—	—	2,726	—	2,726
Other comprehensive loss, net of tax	—	—	—	—	(2,227)	(2,227)
Stock-based compensation	—	—	1,354	—	—	1,354
Net share settlements of stock-based awards	146,444	—	(291)	—	—	(291)
Shares issued for payment of contingent consideration	2,659,574	—	23,936	—	—	23,936
Balance at March 31, 2022	41,677,664	$4	$356,220	$(23,710)	$7,460	$339,974

See Notes to Unaudited Consolidated Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands of dollars)
(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Operating activities
Net income (loss)	$2,726	$(12,025)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	1,650	1,639
Depreciation	1,460	969
Amortization of intangible assets	4,705	4,151
Deferred income taxes	(905)	3,402
Amortization of inventory fair value adjustments	(1,599)	1,619
Non-cash loss on extinguishment of debt	—	4,435
Change in fair value of warrant liabilities	(861)	2,362
Changes in current assets and liabilities:
Accounts receivable	(3,821)	(1,341)
Inventories	(878)	(4,903)
Prepaid expenses and other current assets	(842)	665
Accounts payable, accrued liabilities and income taxes	4,833	(7,052)
Other, net	(2,022)	482
Net cash provided by (used in) operating activities	4,446	(5,597)

Investing activities
Capital expenditures	(3,276)	(1,544)
Acquisitions, net of cash acquired	—	(186,601)
Proceeds from the sale of fixed assets	50	—
Net cash used in investing activities	(3,226)	(188,145)

Financing activities
Proceeds from revolving credit facility	30,000	25,000
Repayments of revolving credit facility	—	(47,855)
Long-term borrowings	—	375,000
Repayments of long-term borrowings	(938)	(136,500)
Debt issuance costs	—	(11,589)
Payment of contingent consideration	(29,108)	—
Tax withholdings related to net share settlements of stock-based awards	(291)	—
Net cash (used in) provided by financing activities	(337)	204,056

Effect of exchange rate changes on cash and cash equivalents	186	594
Net change in cash and cash equivalents	1,069	10,908
Cash and cash equivalents, beginning of period	28,296	16,898
Cash and cash equivalents, end of period	$29,365	$27,806

Supplemental disclosure of cash flow information
Interest paid	$5,567	$4,491
Taxes paid, net of refunds	$993	$3,535

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
As a result of the Business Combination, for accounting purposes, Act II was deemed to be the acquirer and Mafco Worldwide and Merisant Company were deemed to be the acquired parties.
Basis of Presentation—The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. The balance sheet data as of December 31, 2021 was derived from the audited consolidated financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated and combined financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K.
In the opinion of management, the financial statements contain all adjustments necessary to state fairly the financial position of the Company as of March 31, 2022 and the results of operations and cash flows for all periods presented. All adjustments in the accompanying unaudited condensed consolidated financial statements, which management believes are necessary to state fairly the financial position, results of operations and cash flows, have been reflected and are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation.
Principles of Consolidation—The condensed consolidated financial statements include the accounts of Whole Earth Brands, Inc., and its indirect and wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
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
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Accounting Standards Codification “ASC” 740) - Simplifying the Accounting for Income Taxes.” The standard enhances and simplifies various aspects of the income tax accounting guidance. For public entities, the standard is effective for annual periods and interim periods beginning after December 15, 2020. This standard is effective for the Company as an EGC for the fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company adopted this standard on January 1, 2022. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.
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
In connection with the restructuring plans, the Company recognized restructuring and other expenses of $1.7 million for the three months ended March 31, 2021, primarily consisting of facility exit and other related costs. During the three months ended March 31, 2022, the Company paid employee termination benefits of $0.1 million. The Company had accrued severance expense related to the restructuring plans of $0.7 million and $0.8 million at March 31, 2022 and December 31, 2021, respectively, which is recorded in accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets.
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

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
NOTE 2: BUSINESS COMBINATIONS
Wholesome Acquisition—On December 17, 2020, the Company entered into a stock purchase agreement (the “Wholesome Purchase Agreement”) with WSO Investments, Inc. (“WSO Investments” and together with its subsidiaries, “Wholesome” and affiliates). WSO Investments is the direct parent of its wholly-owned subsidiary Wholesome Sweeteners, Incorporated, which was formed to import, market, distribute, and sell organic sugars, unrefined specialty sugars, and related products. Wholesome is included within the Company’s Branded CPG reportable segment. Wholesome’s results are included in the Company’s consolidated statement of operations from the date of acquisition.
On February 5, 2021, pursuant to the terms of the Wholesome Purchase Agreement, the Company purchased and acquired all of the issued and outstanding shares of capital stock for an initial cash purchase price of $180 million plus up to an additional $55 million (the “Earn-Out Amount”) upon the satisfaction of certain post-closing financial metrics. Subject to the terms and conditions of the Wholesome Purchase Agreement payment of the Earn-Out Amount, in whole or in part, was subject to Wholesome achieving certain EBITDA thresholds at or above approximately $30 million during the period beginning August 29, 2020, and ending December 31, 2021 (the “Earn-Out Period”). A portion of the Earn-Out Amount (up to $27.5 million) could be paid, at the Company’s election, in freely tradeable, registered shares of Company common stock calculated using the 20-day volume weighted average trading price per share as of the date of determination. Calculation of the achievement of the Earn-Out Amount was subject to certain adjustments more thoroughly described in the Wholesome Purchase Agreement. In connection with the acquisition of Wholesome, the Company incurred transaction-related costs of $0.2 million and $4.4 million in the three months ended March 31, 2022 and 2021, respectively.
Following the completion of the Earn-Out Period, the Company determined, in accordance with the terms of the Purchase Agreement, that the sellers were entitled to receive the Earn-Out Amount in full. The Company elected to satisfy part of the Earn-Out Amount in common stock and on February 23, 2022, issued 2,659,574 shares of the Company’s common stock. The remaining $30 million portion of the $55 million Earn-Out Amount was paid in cash which was funded from available capacity under the Company’s revolving credit facility. The settlement of the earn-out resulted in a non-cash gain of $1.1 million that was recorded in the first quarter of 2022 which represents the difference in the value of the common stock issued using the 20-day volume weighted average trading price per share as compared to the trading price on the date of issuance.
The following summarizes the purchase consideration (in thousands):

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
The Company’s allocation of purchase price was based upon valuations performed to determine the fair value of the net assets as of the acquisition date and was subject to adjustments for up to one year after the closing date of the acquisition to reflect final valuations. The allocation of purchase price was finalized in the first quarter of 2022.
In 2021, the Company recorded measurement period adjustments to its initial allocation of purchase price as a result of ongoing valuation procedures on assets and liabilities assumed, including (i) an increase in purchase price of $3.6 million due to the finalization of the closing adjustment; (ii) a decrease to inventory of $1.8 million; (iii) an increase in prepaid expenses and other current assets of $0.5 million; (iv) an increase in property, plant and equipment of $0.4 million; (v) a decrease to intangible assets of $1.9 million; (vi) a decrease to other assets of $0.1 million; (vii) a decrease to accrued expenses and other current liabilities of $2.7 million; (viii) a decrease to deferred tax liabilities, net of $2.8 million; and (ix) an increase to goodwill of $1.0 million due to the incremental measurement period adjustments discussed in items (i) through (viii). The impact of measurement period adjustments to the results of operations was immaterial.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The results of the Company’s operations for the three months ended March 31, 2021 includes the results of Wholesome since February 5, 2021. Product revenues, net and operating income of Wholesome included in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2021 was $27.7 million and $1.7 million, respectively.
Pro Forma Financial Information—The following unaudited pro forma financial information summarizes the results of operations of the Company for the three months ended March 31, 2021 as though the Wholesome acquisition had occurred on January 1, 2020 (in thousands):

Pro Forma Statement of Operations
Three Months Ended March 31, 2021
Revenue	$126,205
Net loss	$(3,862)
The unaudited pro forma financial information does not assume any impacts from revenue, cost or other operating synergies that could be generated as a result of the acquisition. The unaudited pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved had the Wholesome acquisition been consummated on January 1, 2020.
The pro forma financial information for the three months ended March 31, 2021 includes adjustments to reflect intangible asset amortization based on the economic values derived from definite-lived intangible assets, interest expense on the new debt financing, and the release of the inventory fair value adjustments into cost of goods sold. These adjustments are net of taxes. The results of the Company’s operations for the three months ended March 31, 2022 includes Wholesome for the entire period and therefore pro forma financial information is not required.
NOTE 3: INVENTORIES
Inventories consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials and supplies	$134,961	$129,712
Work in process	2,145	1,480
Finished goods	77,952	81,738
Total inventories	$215,058	$212,930

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets consisted of the following (in thousands):

	March 31, 2022			December 31, 2021
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Other intangible assets subject to amortization
Customer relationships (useful life of 5 to 10 years)	$105,930	$(17,435)	$88,495	$106,013	$(14,478)	$91,535
Tradenames (useful life of 25 years)	172,900	(10,503)	162,397	173,522	(8,818)	164,704
Total	$278,830	$(27,938)	250,892	$279,535	$(23,296)	256,239
Other intangible assets not subject to amortization
Product formulations			10,700			10,700
Total other intangible assets, net			261,592			266,939
Goodwill			241,535			242,661
Total goodwill and other intangible assets			$503,127			$509,600
At March 31, 2022 and December 31, 2021, goodwill at Branded CPG was $237.7 million and $238.9 million, respectively. Goodwill at Flavors & Ingredients was $3.8 million at both March 31, 2022 and December 31, 2021.
The amortization expense for intangible assets was $4.7 million and $4.2 million for the three months ended March 31, 2022 and 2021, respectively.
Amortization expense relating to amortizable intangible assets as of March 31, 2022 for the next five years is expected to be as follows (in thousands):

Remainder of 2022	$14,041
2023	18,721
2024	18,721
2025	18,488
2026	18,267
2027	17,040
NOTE 5: DEBT
Debt consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Term loan, due 2028	$371,250	$372,187
Revolving credit facility, due 2026	55,000	25,000
Less: current portion	(3,750)	(3,750)
Less: unamortized discount and debt issuance costs	(9,605)	(9,953)
Total long-term debt	$412,895	$383,484

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

At both March 31, 2022 and December 31, 2021, the Company’s senior secured loan agreement consisted of a senior secured term loan facility (the “Term Loan Facility”) of $375 million and a revolving credit facility of up to $75 million (the “Revolving Facility,” and together with the Term Loan Facility, the “Credit Facilities”). At both March 31, 2022 and December 31, 2021, there were $2.1 million of outstanding letters of credit that reduced the Company’s availability under the revolving credit facility. The Company’s unamortized discounts and debt issuance costs related to the Term Loan Facility were $9.6 million and $10.0 million at March 31, 2022 and December 31, 2021, respectively. The unamortized debt issuance costs related to the Revolving Facility were $1.7 million and $1.8 million at March 31, 2022 and December 31, 2021, respectively, and are included in other assets in the condensed consolidated balance sheet. See Note 7 to the Company’s consolidated and combined financial statements in its Annual Report on Form 10-K for the year ended December 31, 2021 for further information and significant terms and conditions associated with the Term Loan Facility and Revolving Facility.
In connection with the closing of the Wholesome Transaction, on February 5, 2021, the Company and certain of its subsidiaries entered into an amendment and restatement agreement (the “Amended and Restated Agreement”) which amended and restated its then existing senior secured loan agreement dated as of June 25, 2020. As of the date of the amendment of the credit facilities, the aggregate unamortized debt issuance costs totaled $6.2 million, of which $4.4 million was expensed as a loss on extinguishment of debt in the first quarter of 2021. Additionally, in connection with the Amended and Restated Credit Agreement, the Company paid fees to certain lenders of $3.8 million, which was considered a debt discount, all of which was deferred, and incurred transaction costs of $8.9 million, of which $7.8 million was deferred and $1.1 million was expensed as part of loss on extinguishment and debt transaction costs in the first quarter of 2021.
As further described in Note 2, following the completion of the Wholesome Earn-Out Period, the Company determined, in accordance with the terms of the Purchase Agreement, that the sellers were entitled to receive the Earn-Out Amount in full. The Company elected to satisfy part of the Earn-Out Amount in common stock and on February 23, 2022, issued 2,659,574 shares of the Company’s common stock. The remaining $30 million portion of the $55 million Earn-Out Amount was paid in cash which was funded from available capacity under the Company’s revolving credit facility.
NOTE 6: WARRANTS
As of the date of the Business Combination, the Company had approximately 20,263,500 warrants outstanding, consisting of (i) 15,000,000 public warrants originally sold as part of the units issued in Act II’s initial public offering (the “Public Warrants”) and (ii) 5,263,500 Private Warrants that were sold by Act II to the PIPE Investors in conjunction with the Business Combination (collectively with the Public Warrants, the “Warrants”). Each warrant is exercisable for one-half of one share of the Company’s common stock at a price of $11.50 per whole share, subject to adjustment. Warrants may only be exercised for a whole number of shares as no fractional shares will be issued. As of March 31, 2022 and December 31, 2021, the Company had 19,491,320 and 18,929,880 Public Warrants outstanding, respectively, and 771,980 and 1,333,420 Private Warrants outstanding, respectively.
There were no Warrants exercised for shares of the Company’s common stock in the three months ended March 31, 2022 and 2021.
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

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Contingent Consideration Payable—The Company measured the contingent consideration payable at fair value. The fair value of the contingent consideration utilized Level 3 inputs as it is based on significant inputs not observable in the market as of December 31, 2021, such as projected financial information and discount rate.
Debt—The Company measures its term loan and revolving facilities at original carrying value including accrued interest, net of unamortized deferred financing costs and fees. The fair value of the credit facilities approximates carrying value, as they consist of variable rate loans.
Warrant Liabilities—The Company classifies its Private Warrants as liabilities in accordance with ASC Topic 815. The Company estimates the fair value of the Private Warrants using a Black-Scholes options pricing model. The fair value of the Private Warrants utilized Level 3 inputs as it is based on significant inputs not observable in the market as of March 31, 2022 and December 31, 2021.
The fair value of the Private Warrants was estimated at March 31, 2022 and December 31, 2021 using a Black-Scholes options pricing model and the following assumptions:

Input	March 31, 2022	December 31, 2021
Asset price	$7.16	$10.74
Exercise price	$11.50	$11.50
Risk-free interest rate	2.45%	1.04%
Expected volatility	48.0%	41.0%
Expected term (years)	3.24	3.49
Dividend yield	0.0%	0.0%
The fair value of warrant liabilities as of March 31, 2022 was $0.6 million. The changes in the warrant liabilities during the three months ended March 31, 2022 were as follows (in thousands):

Fair value of warrant liabilities as of December 31, 2021	$2,053
Transfer of Private Warrants to Public Warrants	(605)
Change in fair value of warrant liabilities in Q1 2022	(861)
Fair value of warrant liabilities as of March 31, 2022	$587
NOTE 8: COMMITMENTS AND CONTINGENCIES
The Company is subject to various claims, pending and possible legal actions for product liability and other damages, and other matters arising out of the conduct of the business. The Company believes, based on current knowledge and consultation with counsel, that the outcome of such claims and actions will not have a material adverse effect on the Company’s condensed consolidated financial position or results of operations.
NOTE 9: INCOME TAXES
The Company’s provision for income taxes consists of U.S., state and local, and foreign taxes. The Company has significant operations in various locations outside the U.S. The annual effective tax rate is a composite rate reflecting the earnings in the various locations at their applicable statutory tax rates.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company’s income tax provision was $1.1 million for the three months ended March 31, 2022. The effective tax rate for the three months ended March 31, 2022 was an income tax provision of 29.2% on pre-tax income of $3.9 million which differs from the statutory federal rate of 21% primarily due to state and local taxes, non-deductible permanent differences, limited benefit on current year interest deductions and losses in certain jurisdictions, the change in the fair value of warrant liabilities, foreign income at different rates and the U.S. tax effect of international operations including Global Intangible Low-Taxed Income (“GILTI”) recorded during the period.
The Company’s income tax benefit was $3.7 million for the three months ended March 31, 2021. The effective tax rate for the three months ended March 31, 2021 was an income tax benefit of 23.4% on a pre-tax loss of $15.7 million. The effective tax rate differs from the statutory federal rate of 21% primarily due to certain non-deductible expenses including transaction costs, the change in the fair value of warrant liabilities, stock-based compensation expense and the U.S. tax effect of international operations including GILTI recorded during the period.
At both March 31, 2022 and December 31, 2021, the Company had an uncertain tax position liability of $0.2 million, including interest and penalties. The unrecognized tax benefits include amounts related primarily to various state and foreign tax issues.
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
In February 2021, the Compensation Committee approved the termination of the Company’s qualified defined benefit retirement plan at Flavors & Ingredients. During the fourth quarter of 2021, the Company offered the option of receiving a lump sum payment to certain participants with vested benefits in lieu of receiving monthly annuity payments. Approximately 125 participants elected to receive the settlement, and lump sum payments of approximately $16.8 million were paid from plan assets to these participants in December 2021. The benefit obligation settled approximated payments to plan participants and a pre-tax settlement gain of $0.5 million was recorded in the fourth quarter of 2021. On February 11, 2022, the Company purchased non-participating annuity contracts to settle the remaining liabilities of the plan for approximately $9.5 million which was fully funded by plan assets. The annuity contracts purchased resulted in a settlement gain of approximately $1.0 million that was recorded in the first quarter of 2022. The remaining surplus of the plan will be used, as prescribed in the applicable regulations, to fund future contributions to the defined contribution plan at Flavors & Ingredients.
The components of net periodic benefit (credit) cost for the Company’s defined benefit pension plans was as follows (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Service cost	$10	$16
Interest cost	127	259
Expected return on plan assets	(53)	(399)
Recognized actuarial loss	—	9
Settlement gain	(1,017)	—
Net periodic benefit credit	$(933)	$(115)

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Net periodic benefit (credit) cost is reflected in the Company’s condensed consolidated financial statements as follows (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Selling, general and administrative expense	$10	$16
Other income, net	(943)	(131)
Net periodic benefit credit	$(933)	$(115)
The Company currently does not expect to make contributions to its funded defined benefit pension plan in 2022 due to the funded status.
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
RSUs generally vest ratably on the anniversary of the grant date over a period of one to three years, depending on the specific terms of each RSU agreement.
PSU awards generally cliff vest subsequent to the completion of a cumulative three-year performance period, depending on the period specified in each respective PSU agreement. The number of PSUs that ultimately vest depends on the Company’s performance relative to specified three-year cumulative financial targets established for each grant and are expected to be settled in stock.
Stock-based compensation expense for the three months ended March 31, 2022 and 2021 was $1.7 million and $1.6 million, respectively. Stock-based compensation expense for the three months ended March 31, 2022 includes $0.3 million of expense related to management bonuses expected to be settled in stock and accounted for as a liability.
A summary of activity and weighted average fair values related to the RSUs is as follows:

	Three Months Ended March 31, 2022
	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 31, 2021	484,744	$13.46
Granted	564,485	7.42
Vested	(206,368)	13.14
Forfeited	(4,075)	13.58
Outstanding and nonvested at March 31, 2022	838,786	$9.45

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

A summary of activity and weighted average fair values related to the RSAs is as follows:

	Three Months Ended March 31, 2022
	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 31, 2021	117,801	$9.76
Granted	—	—
Outstanding and nonvested at March 31, 2022	117,801	$9.76
A summary of activity and weighted average fair values related to the PSUs is as follows:

	Three Months Ended March 31, 2022
	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 31, 2021	282,141	$13.65
Granted	527,871	7.24
Forfeited	(1,818)	13.65
Outstanding and nonvested at March 31, 2022	808,194	$9.46
As of March 31, 2022, the Company had not yet recognized compensation costs on nonvested awards as follows (in thousands):

	Unrecognized Compensation Cost	Weighted Avg. Remaining Recognition Period (in years)
Nonvested awards	$15,331	2.07
NOTE 12: EARNINGS PER SHARE
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

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The computation of basic and diluted earnings (loss) per common share is shown below (in thousands, except for share and per share data):

	Three Months Ended
	March 31, 2022	March 31, 2021
EPS numerator:
Net income (loss) attributable to common shareholders	$2,726	$(12,025)

EPS denominator:
Weighted average shares outstanding - basic	40,017,296	38,430,742
Effect of dilutive securities	53,157	—
Weighted average shares outstanding - diluted	40,070,453	38,430,742

Net earnings (loss) per share:
Basic	$0.07	$(0.31)
Diluted	$0.07	$(0.31)
For the three months ended March 31, 2022, 20,263,300 warrants and 839,126 RSUs were excluded from the diluted EPS calculation because they were determined to be anti-dilutive. For the three months ended March 31, 2021, 20,263,500 warrants, 1,152,443 RSUs and 68,946 RSAs were excluded from the diluted EPS calculation because they were determined to be anti-dilutive.
NOTE 13: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes accumulated other comprehensive income (loss) (“AOCI”), net of taxes, by component (in thousands):

	Net Currency Translation Gains (Losses)	Funded Status of Benefit Plans	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$7,774	$831	$8,605
Other comprehensive loss before reclassifications	(2,047)	—	(2,047)
Amounts reclassified from AOCI	—	9	9
Balance at March 31, 2021	$5,727	$840	$6,567

Balance at December 31, 2021	$8,758	$929	$9,687
Other comprehensive loss before reclassifications	(2,003)	—	(2,003)
Amounts reclassified from AOCI	—	(224)	(224)
Balance at March 31, 2022	$6,755	$705	$7,460
NOTE 14: RELATED PARTY TRANSACTIONS
In July 2020, the Company entered into an agreement with Watermill Institutional Trading LLC, a registered broker-dealer (“Watermill”), to act as one of the Company’s financial advisors for a 12-month period commencing July 22, 2020 for total consideration of $0.9 million, of which $0.2 million was expensed during the three months ended March 31, 2021. Additionally, the Company incurred expense of $2.0 million during the three months ended March 31, 2021 related to services provided by Watermill in connection with the acquisition of Wholesome. A former director of Act II is a registered representative of Watermill and provided services directly to the Company under the agreement.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In December 2019, Wholesome entered into a partnership agreement to form WS Services, LLC (“WS Services”). As of March 31, 2022, Wholesome had a 50% interest in the partnership and accounts for the partnership as an equity method investment. Wholesome’s investment in the partnership, which is classified as other assets in the condensed consolidated balance sheets, was $0.7 million as of both March 31, 2022 and December 31, 2021. Wholesome utilizes a warehouse leased by WS Services for storage of raw materials. During the three months ended March 31, 2022 and the period from February 5, 2021 through March 31, 2021, Wholesome expensed $0.3 million and $0.1 million, respectively, related to the use of the warehouse space. Wholesome recorded a payable to WS Services for $0.2 million and $0.3 million as of March 31, 2022 and December 31, 2021, respectively.
NOTE 15: BUSINESS SEGMENTS
The Company has two reportable segments: Branded CPG and Flavors & Ingredients. In addition, the Company’s corporate office functions are reported and included under Corporate. Corporate is not a reportable or operating segment but is included for reconciliation purposes and includes the costs for the corporate office administrative activities as well as transaction-related and other costs. The Company does not present assets by reportable segments as they are not reviewed by the Chief Operating Decision Maker for purposes of assessing segment performance and allocating resources.
The following table presents selected financial information relating to the Company’s business segments (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Product revenues, net
Branded CPG	$103,761	$81,797
Flavors & Ingredients	26,831	24,028
Total product revenues, net	$130,592	$105,825

Operating income (loss)
Branded CPG	$6,460	$10,159
Flavors & Ingredients	7,827	972
	14,287	11,131
Corporate	(7,222)	(14,195)
Total operating income (loss)	$7,065	$(3,064)
The following table presents geographic information based upon revenues of the Company’s major geographic markets (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Branded CPG:
North America	$73,080	$51,970
Europe	18,008	19,414
India, Middle East and Africa	3,579	2,643
Asia-Pacific	6,062	5,226
Latin America	3,032	2,544
Flavors & Ingredients	26,831	24,028
Total product revenues, net	$130,592	$105,825

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read together with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 (“Annual Report”) and our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report.
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
On February 5, 2021, pursuant to the terms of the Wholesome Purchase Agreement, (i) we purchased and acquired all of the issued and outstanding shares of capital stock of WSO Investments from the WSO Sellers, for (x) an initial cash purchase price of $180 million (subject to customary post-closing adjustments), plus (y) as more thoroughly described below, up to an additional $55 million (the “Earn-Out Amount”) upon the satisfaction of certain post-closing financial metrics by Wholesome; and (ii) WSO Investments became an indirect wholly-owned subsidiary of the Company (collectively, the “Wholesome Transaction”). Subject to the terms and conditions of the Wholesome Purchase Agreement, and as more thoroughly described therein, payment of the Earn-Out Amount, in whole or in part, was subject to Wholesome achieving certain EBITDA thresholds at or above approximately $30 million during the period beginning August 29, 2020, and ending December 31, 2021. A portion of the Earn-Out Amount (up to $27.5 million) could be paid, at our election, in freely tradeable, registered shares of Company common stock calculated using the 20-day volume weighted average trading price per share as of the date of determination. Calculation of the achievement of the Earn-Out Amount was subject to certain adjustments more thoroughly described in the Wholesome Purchase Agreement.
Following the completion of the Earn-Out Period, we determined, in accordance with the terms of the Purchase Agreement, that the sellers were entitled to receive the Earn-Out Amount in full. We elected to satisfy part of the Earn-Out Amount in common stock and on February 23, 2022, issued 2,659,574 shares of the Company’s common stock. The remaining $30 million portion of the $55 million Earn-Out Amount was paid in cash which was funded from available capacity under our revolving credit facility. The settlement of the earn-out resulted in a non-cash gain of $1.1 million that was recorded in the first quarter of 2022 which represents the difference in the value of the common stock issued using the 20-day volume weighted average trading price per share as compared to the trading price on the date of issuance.
In connection with the closing of the Wholesome Transaction, on February 5, 2021, we and certain of our subsidiaries entered into an amendment and restatement agreement (the “Amendment Agreement”) with Toronto Dominion (Texas) LLC, as administrative agent, and certain lenders signatory thereto, which amended and restated our existing senior secured loan agreement dated as of June 25, 2020 (as amended on September 4, 2020, the “Existing Credit Agreement,” and as further amended by the Amendment Agreement, the “Amended and Restated Credit Agreement”), by and among Toronto Dominion (Texas) LLC, as administrative agent, certain lenders signatory thereto and certain other parties. See Note 7 to our consolidated and combined financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 for a further description of the Amended and Restated Credit Agreement.

COVID-19 Impact
The COVID-19 pandemic has caused and continues to cause economic disruption and uncertainty in the U.S. and globally, including in our business. We continue to closely monitor the impacts of the COVID-19 pandemic and remain focused on protecting the health and safety of our employees and maintaining our supply chain and inventory levels to meet customer demand. COVID-19 and its impacts are unprecedented and continue to evolve. The extent of the pandemic’s impact on us will continue to depend upon our employees’ ability to work safely in our facilities, our customers’ ability to continue to operate or receive our products, the ability of our suppliers to continue to operate, and the level of activity and demand for the ultimate product and services of our customers or their customers.
Inflation and Supply Chain Impact
During the three months ended March 31, 2022, we have continued to experience inflationary cost increases in raw materials and transportation costs, as well as supply chain challenges. We expect to continue to see these cost pressures and supply chain challenges through the remainder of 2022. These cost increases have resulted in and could continue to result in negative impacts to our results of operations. However, we have taken measures to mitigate the impact of these inflationary pressures by implementing pricing actions during the first quarter of 2022.
There continues to be an increasingly competitive labor market at certain of our manufacturing facilities. This has resulted in increased employee turnover and changes in the availability of our workers, including as a result of COVID-19 related absences, which has resulted in and could continue to result in increased costs and could negatively impact our ability to meet customer demand. However, we expect we will be able to deliver products to fulfill customer orders on a timely basis and we intend to continue to monitor customer demand along with our supply chain and logistics capabilities to drive our business and meet our obligations.
Results of Operations
Consolidated

	Three Months Ended
(In thousands)	March 31, 2022	March 31, 2021	Change
Product revenues, net	$130,592	$105,825	+23.4%
Cost of goods sold	91,034	70,174	+29.7%
Gross profit	39,558	35,651	+11.0%
Selling, general and administrative expenses	27,788	32,907	-15.6%
Amortization of intangible assets	4,705	4,151	+13.3%
Restructuring and other expenses	—	1,657	*
Operating income (loss)	7,065	(3,064)	*
Change in fair value of warrant liabilities	861	(2,362)	*
Interest expense, net	(6,032)	(5,078)	+18.8%
Loss on extinguishment and debt transaction costs	—	(5,513)	*
Other income, net	1,956	310	*
Income (loss) before income taxes	3,850	(15,707)	*
Provision (benefit) for income taxes	1,124	(3,682)	*
Net income (loss)	$2,726	$(12,025)	*

* Represents positive or negative change equal to, or in excess of 100%
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Product revenues, net. Product revenues, net for the three months ended March 31, 2022 were $130.6 million, an increase of $24.8 million, or 23.4%, from $105.8 million for the three months ended March 31, 2021 due to a $22.0 million increase in product revenues in the Branded CPG segment and a $2.8 million increase in product revenues at Flavors & Ingredients. The increase in Branded CPG revenues was driven by a full quarter of Wholesome, which was acquired on February 5, 2021, partially offset by organic Branded CPG declines and unfavorable impacts from foreign exchange.
Cost of goods sold. Cost of goods sold for the three months ended March 31, 2022 was $91.0 million, an increase of $20.9 million, or 29.7%, from $70.2 million for the three months ended March 31, 2021. The increase was primarily due to a $19.8 million increase as a result of a full quarter of Wholesome (acquired on February 5, 2021), as well as costs associated with new production operations and higher volumes at Flavors & Ingredients, partially offset by a $3.2 million favorable change in the amortization of purchase accounting adjustments related to inventory revaluations (benefit of $1.6 million in the first quarter of 2022 compared to expense of $1.6 million in the first quarter of 2021).
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2022 were $27.8 million, a decrease of $5.1 million, or 15.6%, from $32.9 million for the three months ended March 31, 2021 primarily due to a $7.4 million decline in acquisition related transaction expenses, partially offset by a $1.3 million increase in costs driven by a full quarter of Wholesome, and higher bonus expense.
Amortization of intangible assets. Amortization of intangible assets for the three months ended March 31, 2022 was $4.7 million, an increase of $0.6 million, or 13.3%, from $4.2 million for the three months ended March 31, 2021 primarily due to higher amortization expense related to the intangible assets acquired as part of the Wholesome acquisition on February 5, 2021.
Change in fair value of warrant liabilities. Change in fair value of warrant liabilities for the three months ended March 31, 2022 was a non-operating gain of $0.9 million, an increase of $3.2 million, from a non-operating loss of $2.4 million for the three months ended March 31, 2021.
Interest expense, net. Interest expense, net for the three months ended March 31, 2022 was $6.0 million, an increase of $1.0 million, or 18.8%, from $5.1 million for the three months ended March 31, 2021. The increase was primarily due to higher debt levels under our credit facilities beginning February 5, 2021 and the amortization of debt issuance costs.
Other income, net. Other income, net for the three months ended March 31, 2022 was $2.0 million compared to $0.3 million for the three months ended March 31, 2021. The increase was primarily due to a $1.0 million non-cash settlement gain related to the termination of our qualified defined benefit pension plan at Flavors & Ingredients and a $1.1 million non-cash gain related to the settlement of the Wholesome acquisition earn-out as further described above.
Provision (benefit) for income taxes. The provision for income taxes for the three months ended March 31, 2022 was $1.1 million. The benefit for income taxes for the three months ended March 31, 2021 was $3.7 million. The effective tax rate for the three months ended March 31, 2022 was an income tax provision of 29.2%, compared to an income tax benefit of 23.4% for the three months ended March 31, 2021. The effective tax rate for the three months ended March 31, 2022 differs from the statutory federal rate of 21% primarily due to state and local taxes, non-deductible permanent differences, limited benefit on current year interest deductions and losses in certain jurisdictions, the change in the fair value of warrant liabilities, foreign income at different rates and the U.S. tax effect of international operations including Global Intangible Low-Taxed Income (“GILTI”) recorded during the period. The effective tax rate for the three months ended March 31, 2021 differs from the statutory federal rate of 21% primarily due to certain non-deductible expenses including transaction costs, the change in the fair value of warrant liabilities, stock-based compensation expense and the U.S. tax effect of international operations including GILTI recorded during the period.
Branded CPG

	Three Months Ended
(In thousands)	March 31, 2022	March 31, 2021	Change
Product revenues, net	$103,761	$81,797	+26.9%
Operating income	$6,460	$10,159	-36.4%

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Segment product revenues, net. Product revenues, net for Branded CPG for the three months ended March 31, 2022 were $103.8 million, an increase of $22.0 million, or 26.9%, from $81.8 million for the three months ended March 31, 2021, primarily driven by a $26.0 million increase in revenues as a result of a full quarter of Wholesome which was acquired on February 5, 2021, partially offset by a $2.2 million decline in organic sales due to the planned discontinuance of certain private label contracts and a $1.8 million unfavorable impact of foreign exchange.
Segment operating income. Operating income for Branded CPG for the three months ended March 31, 2022 was $6.5 million, a decrease of $3.7 million, or 36.4%, from $10.2 million for the three months ended March 31, 2021, primarily due to declines in natural products sales, costs associated with new production operations of $3.4 million, increased logistics and materials costs due to inflationary pressures, and higher bonus expense, partially offset by a $4.8 million increase in operating income at Wholesome as a result of a full quarter of results (acquired on February 5, 2021) and growth in the business.
Flavors & Ingredients

	Three Months Ended
(In thousands)	March 31, 2022	March 31, 2021	Change
Product revenues, net	$26,831	$24,028	+11.7%
Operating income	$7,827	$972	*

* Represents positive or negative change equal to, or in excess of 100%
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Segment product revenues, net. Product revenues, net for Flavors & Ingredients for the three months ended March 31, 2022 were $26.8 million, an increase of $2.8 million, or 11.7%, from $24.0 million for the three months ended March 31, 2021, primarily driven by increases in licorice extracts and pure derivatives primarily due to volume growth.
Segment operating income. Operating income for Flavors & Ingredients for the three months ended March 31, 2022 was $7.8 million, an increase of $6.9 million, from $1.0 million for the three months ended March 31, 2021, primarily driven by increased revenue of $2.8 million, a $2.0 million decrease in cost of goods sold and a $1.7 million decrease in restructuring and other expenses included in the prior year results that did not re-occur in 2022. The decrease in cost of goods sold was largely due to a $2.3 million favorable change in amortization of purchase accounting adjustments related to inventory revaluations in the first quarter of 2022 (benefit of $1.6 million in the first quarter of 2022 compared to expense of $0.7 million in the first quarter of 2021).
Corporate

	Three Months Ended
(In thousands)	March 31, 2022	March 31, 2021	Change
Operating loss	$(7,222)	$(14,195)	-49.1%
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Operating loss. Operating loss for Corporate for the three months ended March 31, 2022 was $7.2 million, a decrease of $7.0 million from $14.2 million for the three months ended March 31, 2021, primarily driven by a $7.4 million decrease in acquisition related transaction expenses, partially offset by higher salaries from increased headcount in the second half of 2021.

Liquidity and Capital Resources
We have historically funded operations with cash flow from operations and, when needed, with borrowings, which are described below.
We believe our sources of liquidity and capital, and our Credit Facilities will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months.
The following table shows summary cash flow information for the three months ended March 31, 2022 and March 31, 2021 (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Net cash provided by (used in) operating activities	$4,446	$(5,597)
Net cash used in investing activities	(3,226)	(188,145)
Net cash (used in) provided by financing activities	(337)	204,056
Effect of exchange rate changes on cash and cash equivalents	186	594
Net change in cash and cash equivalents	$1,069	$10,908
Operating activities. Net cash provided by operating activities was $4.4 million for the three months ended March 31, 2022 compared to cash used in operating activities of $5.6 million for the three months ended March 31, 2021. The increase was primarily attributable to higher cash flows from operating results driven by lower transaction-related expenses, favorable working capital changes, and lower income tax payments, partially offset by higher interest payments during the three months ended March 31, 2022. Cash paid for income taxes, net of income tax refunds was $1.0 million for the three months ended March 31, 2022 compared to $3.5 million for the three months ended March 31, 2021. Cash paid for interest for the three months ended March 31, 2022 was $5.6 million compared to $4.5 million for the three months ended March 31, 2021.
Investing activities. Net cash used in investing activities was $3.2 million for the three months ended March 31, 2022 and primarily related to capital expenditures. Net cash used in investing activities was $188.1 million for the three months ended March 31, 2021 which included cash paid of $187.6 million, net of cash acquired, related to the acquisition of Wholesome, $1 million of cash received for the final working capital settlement related to the acquisition of Swerve and capital expenditures of $1.5 million.
Financing activities. Net cash used in financing activities was $0.3 million for the three months ended March 31, 2022 and reflects $30.0 million of proceeds from the revolving credit facility, repayments of long-term debt of $0.9 million, cash payment for the Wholesome acquisition earn-out of $29.1 million (amount is net of $0.9 million related to transaction bonuses paid in connection with the earn-out and reflected in operating activities) and payments of $0.3 million for employee tax withholdings related to net share settlements of share-based awards. Net cash provided by financing activities was $204.1 million for the three months ended March 31, 2021 and reflects $400 million of proceeds from the Credit Facilities, repayment of the revolving credit facility of $47.9 million, repayments of long-term debt of $136.5 million and payments of debt issuance costs of $11.6 million.
Debt
As of March 31, 2022, term loan borrowings were $361.6 million, net of debt issuance costs of $9.6 million. As of December 31, 2021, term loan borrowings were $362.2 million, net of debt issuance costs of $10.0 million. There were borrowings under the Revolving Facility of $55.0 million and $25.0 million as of March 31, 2022 and December 31, 2021, respectively. The unamortized debt issuance costs related to the Revolving Facility were $1.7 million and $1.8 million at March 31, 2022 and December 31, 2021, respectively, and are included in other assets in the condensed consolidated balance sheet. At both March 31, 2022 and December 31, 2021, there were $2.1 million of outstanding letters of credit that reduced our availability under the revolving credit facility. See Note 7 to our consolidated and combined financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 for further information and significant terms and conditions associated with the Term Loan Facility and Revolving Facility.
As further described in the Acquisition section above, following the completion of the Wholesome Earn-Out Period, we determined, in accordance with the terms of the Purchase Agreement, that the sellers were entitled to receive the Earn-Out

Amount in full. We elected to satisfy part of the Earn-Out Amount in common stock and on February 23, 2022, issued 2,659,574 shares of the Company’s common stock. The remaining $30 million portion of the $55 million Earn-Out Amount was paid in cash which was funded from available capacity under our revolving credit facility.
Critical Accounting Policies and Recently Issued Accounting Pronouncements
There have been no changes to critical accounting policies and estimates from those disclosed in our audited consolidated and combined financial statements for the year ended December 31, 2021. For information regarding our critical accounting policies and accounting pronouncements, see our unaudited condensed consolidated financial statements and the related notes to those statements included under Item 1. hereof and our 2021 Annual Report on Form 10-K.
Item 3.       Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in market risk from those addressed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 during the three months ended March 31, 2022. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The Company’s management and the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.       Legal Proceedings.
There have been no material developments in our legal proceedings since we filed our Annual Report on Form 10-K for the year ended December 31, 2021. Refer to “Part I. Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information regarding legal proceedings.
Item 1A.   Risk Factors.
We discuss in our filings with the SEC various risks that may materially affect our business. The materialization of any risks and uncertainties identified in forward-looking statements contained in this report together with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 and our other filings with the SEC or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking Statements.” There have been no material changes in the risk factors previously disclosed in the section entitled “Item 1A-Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2021, including the risk factors incorporated by reference therein.
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.
Following the completion of the Earn-Out Period, we determined, in accordance with the terms of the Wholesome Purchase Agreement, that the WSO Sellers were entitled to receive the Earn-Out Amount in full. We elected to satisfy part of the Earn-Out Amount in common stock and on February 23, 2022, issued 2,659,574 shares of the Company’s common stock. The remaining $30 million portion of the $55 million Earn-Out Amount was paid in cash which was funded from available capacity under our revolving credit facility. The earn-out shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act for the offer and sale of securities not involving a public offering. No underwriter participated in the offer and sale of the earn-out shares, and no commission or other remuneration was paid or given directly or indirectly in connection therewith. We did not receive any proceeds in connection with the issuance of the earn-out shares.
Item 3.       Defaults Upon Senior Securities.
None.
Item 4.       Mine Safety Disclosures.
Not applicable.
Item 5.       Other Information.
None.

Item 6.        Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Certificate of Incorporation of Whole Earth Brands, Inc. (incorporated by reference to Exhibit 3.1 of Whole Earth Brands, Inc.’s Current Report on Form 8-K filed with the SEC on June 30, 2020).
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

10.1*	Offer Letter, dated as of June 19, 2020, by and between the Company and Brian Litman with amendments dated as of January 20, 2021 and September 30, 2021.
10.2*	Offer Letter, dated as of December 2, 2020, by and between the Company and Jeffrey Robinson.
31.1*	Certification of Principal Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Whole Earth Brands, Inc.

/s/ Albert Manzone
Date: May 10, 2022	Name:	Albert Manzone
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Duane Portwood
Date: May 10, 2022	Name:	Duane Portwood
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)