Form 10-Q
period 2022-06-30
Whole Earth Brands, Inc.
filed 2022-08-09
CIK 1753706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                            to
Commission File No. 001-38880

Whole Earth Brands, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-4101973 (I.R.S. Employer Identification No.)
125 S. Wacker Drive, Suite 1250 Chicago, Illinois	60606
(Address of Principal Executive Offices)	(Zip Code)

(312) 840-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	FREE	The NASDAQ Stock Market LLC
Warrants to purchase one-half of one share of common stock	FREEW	The NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 5, 2022, there were 41,973,680 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

WHOLE EARTH BRANDS, INC.
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1.         Financial Statements.

Whole Earth Brands, Inc.
Condensed Consolidated Financial Statements (Unaudited)
For the Quarter Ended June 30, 2022

Whole Earth Brands, Inc.
Condensed Consolidated Balance Sheets
(In thousands of dollars, except for share and per share data)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$27,621	$28,296
Accounts receivable (net of allowances of $1,383 and $1,285, respectively)	72,112	69,590
Inventories	228,074	212,930
Prepaid expenses and other current assets	10,356	7,585
Total current assets	338,163	318,401

Property, Plant and Equipment, net	57,087	58,503

Other Assets
Operating lease right-of-use assets	23,365	26,444
Goodwill	237,238	242,661
Other intangible assets, net	253,484	266,939
Deferred tax assets, net	2,006	1,993
Other assets	9,335	7,638
Total Assets	$920,678	$922,579

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$57,624	$55,182
Accrued expenses and other current liabilities	24,498	30,733
Contingent consideration payable	—	54,113
Current portion of operating lease liabilities	8,308	7,950
Current portion of long-term debt	3,750	3,750
Total current liabilities	94,180	151,728
Non-Current Liabilities
Long-term debt	432,314	383,484
Warrant liabilities	394	2,053
Deferred tax liabilities, net	32,190	35,090
Operating lease liabilities, less current portion	18,652	22,575
Other liabilities	13,604	13,778
Total Liabilities	591,334	608,708
Commitments and Contingencies (Note 8)	—	—
Stockholders’ Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 220,000,000 shares authorized; 41,973,680 and 38,871,646 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	359,095	330,616
Accumulated deficit	(22,384)	(26,436)
Accumulated other comprehensive income (loss)	(7,371)	9,687
Total stockholders’ equity	329,344	313,871
Total Liabilities and Stockholders’ Equity	$920,678	$922,579
See Notes to Unaudited Condensed Consolidated Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated Statements of Operations
(In thousands of dollars, except for share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Product revenues, net	$133,503	$126,493	$264,095	$232,318
Cost of goods sold	96,189	85,138	187,223	155,312
Gross profit	37,314	41,355	76,872	77,006

Selling, general and administrative expenses	24,960	27,828	52,748	60,735
Amortization of intangible assets	4,664	4,706	9,369	8,857
Restructuring and other expenses	—	2,846	—	4,503

Operating income	7,690	5,975	14,755	2,911

Change in fair value of warrant liabilities	193	(241)	1,054	(2,603)
Interest expense, net	(6,428)	(6,396)	(12,460)	(11,474)
Loss on extinguishment and debt transaction costs	—	—	—	(5,513)
Other income, net	697	190	2,653	500
Income (loss) before income taxes	2,152	(472)	6,002	(16,179)
Provision (benefit) for income taxes	826	(4,167)	1,950	(7,849)
Net income (loss)	$1,326	$3,695	$4,052	$(8,330)

Net earnings (loss) per share:
Basic	$0.03	$0.10	$0.10	$(0.22)
Diluted	$0.03	$0.09	$0.10	$(0.22)

See Notes to Unaudited Condensed Consolidated Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands of dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income (loss)	$1,326	$3,695	$4,052	$(8,330)
Other comprehensive income (loss), net of tax:
Net change in pension benefit obligations recognized, net of taxes of $6, $(13), $(66) and $(13), respectively	17	(46)	(207)	(37)
Foreign currency translation adjustments	(14,848)	5,322	(16,851)	3,275
Total other comprehensive income (loss), net of tax	(14,831)	5,276	(17,058)	3,238
Comprehensive income (loss)	$(13,505)	$8,971	$(13,006)	$(5,092)
See Notes to Unaudited Condensed Consolidated Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated Statements of Equity
(In thousands of dollars)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2020	38,426,669	$4	$325,679	$(25,442)	$8,605	$308,846
Reclassification of Private Warrants (Note 1)	—	—	(7,062)	(1,077)	—	(8,139)
Transfer of Private Warrants to Public Warrants	—	—	2,502	—	—	2,502
Net loss	—	—	—	(12,025)	—	(12,025)
Other comprehensive loss, net of tax	—	—	—	—	(2,038)	(2,038)
Stock-based compensation	—	—	1,639	—	—	1,639
Balance at March 31, 2021	38,426,669	4	322,758	(38,544)	6,567	290,785
Net income	—	—	—	3,695	—	3,695
Other comprehensive income, net of tax	—	—	—	—	5,276	5,276
Stock-based compensation	—	—	2,392	—	—	2,392
Net share settlements of stock-based awards	29,090	—	—	—	—	—
Balance at June 30, 2021	38,455,759	$4	$325,150	$(34,849)	$11,843	$302,148

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2021	38,871,646	$4	$330,616	$(26,436)	$9,687	$313,871
Transfer of Private Warrants to Public Warrants	—	—	605	—	—	605
Net income	—	—	—	2,726	—	2,726
Other comprehensive loss, net of tax	—	—	—	—	(2,227)	(2,227)
Stock-based compensation	—	—	1,354	—	—	1,354
Net share settlements of stock-based awards	146,444	—	(291)	—	—	(291)
Shares issued for payment of contingent consideration	2,659,574	—	23,936	—	—	23,936
Balance at March 31, 2022	41,677,664	4	356,220	(23,710)	7,460	339,974
Transfer of Private Warrants to Public Warrants	—	—	—	—	—	—
Net income	—	—	—	1,326	—	1,326
Other comprehensive loss, net of tax	—	—	—	—	(14,831)	(14,831)
Stock-based compensation	—	—	1,564	—	—	1,564
Net share settlements of stock-based awards	92,253	—	(91)	—	—	(91)
Net share settlements under management bonus plan	203,763	—	1,402	—	—	1,402
Balance at June 30, 2022	41,973,680	$4	$359,095	$(22,384)	$(7,371)	$329,344

See Notes to Unaudited Condensed Consolidated Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands of dollars)
(Unaudited)

	Six Months Ended
	June 30, 2022	June 30, 2021
Operating activities
Net income (loss)	$4,052	$(8,330)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	3,214	4,464
Depreciation	2,916	2,120
Amortization of intangible assets	9,369	8,857
Deferred income taxes	(1,857)	808
Amortization of inventory fair value adjustments	(2,537)	1,727
Non-cash loss on extinguishment of debt	—	4,435
Change in fair value of warrant liabilities	(1,054)	2,603
Changes in current assets and liabilities:
Accounts receivable	(4,785)	(4,891)
Inventories	(16,800)	(8,142)
Prepaid expenses and other current assets	(1,017)	762
Accounts payable, accrued liabilities and income taxes	(1,741)	(14,895)
Other, net	(1,783)	1,028
Net cash used in operating activities	(12,023)	(9,454)

Investing activities
Capital expenditures	(4,440)	(4,624)
Acquisitions, net of cash acquired	—	(186,601)
Proceeds from the sale of fixed assets	50	4,257
Net cash used in investing activities	(4,390)	(186,968)

Financing activities
Proceeds from revolving credit facility	50,000	25,000
Repayments of revolving credit facility	—	(47,855)
Long-term borrowings	—	375,000
Repayments of long-term borrowings	(1,875)	(137,438)
Debt issuance costs	(672)	(11,589)
Payment of contingent consideration	(29,108)	—
Tax withholdings related to net share settlements of stock awards	(862)	—
Net cash provided by financing activities	17,483	203,118

Effect of exchange rate changes on cash and cash equivalents	(1,745)	460
Net change in cash and cash equivalents	(675)	7,156
Cash and cash equivalents, beginning of period	28,296	16,898
Cash and cash equivalents, end of period	$27,621	$24,054

Supplemental disclosure of cash flow information
Interest paid	$11,511	$10,037
Taxes paid, net of refunds	$5,757	$4,364
Supplemental disclosure of non-cash investing
Non-cash capital expenditures	$—	$3,554

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
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. The balance sheet data as of December 31, 2021 was derived from the audited consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated and combined financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K.
In the opinion of management, the financial statements contain all adjustments necessary to state fairly the financial position of the Company as of June 30, 2022 and the results of operations and cash flows for all periods presented. All adjustments in the accompanying unaudited condensed consolidated financial statements, which management believes are necessary to state fairly the financial position, results of operations and cash flows, have been reflected and are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results to be expected for the full year.
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
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Accounting Standards Codification “ASC” 740) - Simplifying the Accounting for Income Taxes.” The standard enhances and simplifies various aspects of the income tax accounting guidance. For public entities, the standard is effective for annual periods and interim periods beginning after December 15, 2020. This standard is effective for the Company as an EGC for the fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company adopted this standard on January 1, 2022. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” Subject to meeting certain criteria, the new guidance provides optional expedients and exceptions to applying contract modification accounting under existing U.S. GAAP, to address the expected phase out of the London Inter-bank Offered Rate (“LIBOR”) by the end of 2021. The amendments in ASU 2020-04 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The new standard was effective upon issuance and upon adoption can be applied prospectively to applicable contract modifications made on or before December 31, 2022. The Company adopted this standard during the second quarter of 2022. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements.
Accounting Standards Not Yet Adopted—In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326).” The standard requires entities to estimate losses on financial assets measured at amortized cost, including trade receivables, debt securities and loans, using an expected credit loss model. The expected credit loss differs from the previous incurred losses model primarily in that the loss recognition threshold of “probable” has been eliminated and that expected loss should consider reasonable and supportable forecasts in addition to the previously considered past events and current conditions. Additionally, the guidance requires additional disclosures related to the further disaggregation of information related to the credit quality of financial assets by year of the asset’s origination for as many as five years. Entities must apply the standard provision as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. This standard is effective for the Company as an EGC for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2016-13 on its consolidated financial statements.
Restructuring and Employee Termination Benefits—During 2020, the Company adopted restructuring plans to streamline processes and realize cost savings by consolidating facilities and eliminating various positions in operations and general and administrative areas.
In connection with the restructuring plans, the Company recognized restructuring and other expenses of $2.8 million and $4.5 million for the three and six months ended June 30, 2021, primarily consisting of facility exit and other related costs. During the six months ended June 30, 2022, the Company paid employee termination benefits of $0.2 million. The Company had accrued severance expense related to the restructuring plans of $0.6 million and $0.8 million at June 30, 2022 and December 31, 2021, respectively, which is recorded in accrued expenses and other current liabilities in its unaudited condensed consolidated balance sheets.
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
On February 5, 2021, pursuant to the terms of the Wholesome Purchase Agreement, the Company purchased and acquired all of the issued and outstanding shares of capital stock for an initial cash purchase price of $180 million plus up to an additional $55 million (the “Earn-Out Amount”) upon the satisfaction of certain post-closing financial metrics. Subject to the terms and conditions of the Wholesome Purchase Agreement payment of the Earn-Out Amount, in whole or in part, was subject to Wholesome achieving certain EBITDA thresholds at or above approximately $30 million during the period beginning August 29, 2020, and ending December 31, 2021 (the “Earn-Out Period”). A portion of the Earn-Out Amount (up to $27.5 million) could be paid, at the Company’s election, in freely tradeable, registered shares of Company common stock calculated using the 20-day volume weighted average trading price per share as of the date of determination. Calculation of the achievement of the Earn-Out Amount was subject to certain adjustments more thoroughly described in the Wholesome Purchase Agreement. In connection with the acquisition of Wholesome, the Company incurred transaction-related costs of $0.2 million in the three months ended June 30, 2021 and $0.2 million and $4.6 million in the six months ended June 30, 2022 and 2021, respectively.
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

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The results of the Company’s operations for the three and six months ended June 30, 2021 include the results of Wholesome since February 5, 2021. Product revenues, net and operating income of Wholesome included in the Company’s condensed consolidated statement of operations for the three months ended June 30, 2021 was $44.6 million and $3.4 million, respectively, and for the six months ended June 30, 2021 was $72.2 million and $5.1 million, respectively.
Pro Forma Financial Information—The following unaudited pro forma financial information summarizes the results of operations of the Company for the three and six months ended June 30, 2021 as though the Wholesome acquisition had occurred on January 1, 2020 (in thousands):

	Pro Forma Statement of Operations
	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Revenue	$126,493	$252,698
Net income	$4,967	$1,105
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
The pro forma financial information for the three and six months ended June 30, 2021 includes adjustments to reflect intangible asset amortization based on the economic values derived from definite-lived intangible assets, interest expense on the new debt financing, and the release of the inventory fair value adjustments into cost of goods sold. These adjustments are net of taxes. The results of the Company’s operations for the three and six months ended June 30, 2022 include Wholesome for the entire period and therefore pro forma financial information is not required.
NOTE 3: INVENTORIES
Inventories consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials and supplies	$134,536	$129,712
Work in process	2,974	1,480
Finished goods	90,564	81,738
Total inventories	$228,074	$212,930

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets consisted of the following (in thousands):

	June 30, 2022			December 31, 2021
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Other intangible assets subject to amortization
Customer relationships (useful life of 5 to 10 years)	$105,265	$(20,232)	$85,033	$106,013	$(14,478)	$91,535
Tradenames (useful life of 25 years)	169,727	(11,976)	157,751	173,522	(8,818)	164,704
Total	$274,992	$(32,208)	242,784	$279,535	$(23,296)	256,239
Other intangible assets not subject to amortization
Product formulations			10,700			10,700
Total other intangible assets, net			253,484			266,939
Goodwill			237,238			242,661
Total goodwill and other intangible assets			$490,722			$509,600
At June 30, 2022 and December 31, 2021, goodwill at Branded CPG was $233.6 million and $238.9 million, respectively. Goodwill at Flavors & Ingredients was $3.7 million and $3.8 million at June 30, 2022 and December 31, 2021, respectively.
The amortization expense for intangible assets was $4.7 million and $9.4 million for the three and six months ended June 30, 2022, respectively, and $4.7 million and $8.9 million for the three and six months ended June 30, 2021, respectively.
Amortization expense relating to amortizable intangible assets as of June 30, 2022 for the next five years is expected to be as follows (in thousands):

Remainder of 2022	$9,361
2023	18,721
2024	18,721
2025	18,488
2026	18,267
2027	17,040
NOTE 5: DEBT
Debt consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Term loan, due February 2028	$370,313	$372,187
Revolving credit facility, due February 2026	75,000	25,000
Less: current portion	(3,750)	(3,750)
Less: unamortized discount and debt issuance costs	(9,249)	(9,953)
Total long-term debt	$432,314	$383,484

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

At December 31, 2021, the Company’s senior secured loan agreement consisted of a senior secured term loan facility (the “Term Loan Facility”) of $375 million and a revolving credit facility of up to $75 million (the “Revolving Facility,” and together with the Term Loan Facility, the “Credit Facilities”). At December 31, 2021, there were $2.1 million of outstanding letters of credit that reduced the Company’s availability under the revolving credit facility. The Company’s unamortized discounts and debt issuance costs related to the Term Loan Facility and the Revolving Facility were $10.0 million and $1.8 million, respectively, at December 31, 2021. The unamortized debt issuance costs related to the Revolving Facility are included in other assets in the condensed consolidated balance sheet. See Note 7 to the Company’s consolidated and combined financial statements in its Annual Report on Form 10-K for the year ended December 31, 2021 for further information and significant terms and conditions associated with the Term Loan Facility and Revolving Facility.
In connection with the closing of the Wholesome Transaction, on February 5, 2021, the Company and certain of its subsidiaries entered into an amendment and restatement agreement (the “Amended and Restated Agreement”) which amended and restated its then existing senior secured loan agreement dated as of June 25, 2020. As of the date of the Amended and Restated Agreement, the aggregate unamortized debt issuance costs totaled $6.2 million, of which $4.4 million was expensed as a loss on extinguishment of debt in the first quarter of 2021. Additionally, in connection with the Amended and Restated Credit Agreement, the Company paid fees to certain lenders of $3.8 million, which was considered a debt discount, all of which was deferred, and incurred transaction costs of $8.9 million, of which $7.8 million was deferred and $1.1 million was expensed as part of loss on extinguishment and debt transaction costs in the first quarter of 2021.
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
On June 15, 2022, the Company and certain of its subsidiaries entered into a first amendment (the “Amendment”) to the Amended and Restated Agreement dated as of February 5, 2021. The Amendment increased the aggregate principal amount of the Revolving Credit Facility from $75 million to $125 million (the “Amended Revolving Credit Facility”) and transitioned from LIBOR to Secured Overnight Financing Rate (“SOFR”) as the benchmark for purposes of calculating interest for all loans outstanding under the Amended and Restated Credit Agreement. At the election of the Company, loans outstanding under the Amended and Restated Credit Agreement will accrue interest at a rate per annum equal to (i) term SOFR plus 0.10%, 0.15%, or 0.25% in case of, respectively, a one-month, three-month, or six-month interest period (“Adjusted Term SOFR”), or (ii) the greater of the prime rate, the federal funds effective rate plus 0.50%, and one-month Adjusted Term SOFR plus 1.00%, in each case plus the applicable margin which is equal to (i) with respect to Amended Revolving Credit Facility and letters of credit, (A) 2.75%, in the case of base rate advances, and (B) 3.75% in the case of SOFR advances, and (ii) with respect to the Term Loan Facility, (A) 3.50%, in the case of base rate advances, and (B) 4.50% in the case of SOFR advances. In connection with the Amendment, the Company paid fees and incurred transaction costs of $0.7 million, all of which was deferred.
The transition to SOFR did not materially impact the interest rates applied to the Company’s borrowings. No other material changes were made to the terms of the Company’s Amended and Restated Agreement as a result of the Amendment.
At June 30, 2022, the Company’s senior secured loan agreement consisted of the Term Loan Facility and the Amended Revolving Credit Facility. At June 30, 2022, there were $2.1 million of outstanding letters of credit that reduced the Company’s availability under the Amended Revolving Credit Facility. The Company’s unamortized discounts and debt issuance costs related to the Term Loan Facility and the Amended Revolving Credit Facility were $9.2 million and $2.2 million, respectively, at June 30, 2022. The unamortized debt issuance costs related to the Amended Revolving Credit Facility are included in other assets in the Company’s condensed consolidated balance sheets.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 6: WARRANTS
As of the date of the Business Combination, the Company had approximately 20,263,500 warrants outstanding, consisting of (i) 15,000,000 public warrants originally sold as part of the units issued in Act II’s initial public offering (the “Public Warrants”) and (ii) 5,263,500 Private Warrants that were sold by Act II to the PIPE Investors in conjunction with the Business Combination (collectively with the Public Warrants, the “Warrants”). Each warrant is exercisable for one-half of one share of the Company’s common stock at a price of $11.50 per whole share, subject to adjustment. Warrants may only be exercised for a whole number of shares as no fractional shares will be issued. As of June 30, 2022 and December 31, 2021, the Company had 19,491,320 and 18,929,880 Public Warrants outstanding, respectively, and 771,980 and 1,333,420 Private Warrants outstanding, respectively.
There were no Warrants exercised for shares of the Company’s common stock in the six months ended June 30, 2022 and 2021.
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
Debt—The Company measures its term loan and revolving facilities at original carrying value, net of unamortized deferred financing costs and fees. At June 30, 2022, the estimated fair value of the term loan was $349.9 million as compared to a carrying value of $361.1 million. At December 31, 2021, the estimated fair value of the term loan approximated the carrying value of $362.2 million. The estimated fair value of the outstanding principal balance of the term loan utilized Level 2 inputs as it is based on quoted market prices for identical or similar instruments. The fair value of the revolving facility at both June 30, 2022 and December 31, 2021 approximated carrying value.
Warrant Liabilities—The Company classifies its Private Warrants as liabilities in accordance with ASC Topic 815. The Company estimates the fair value of the Private Warrants using a Black-Scholes options pricing model. The fair value of the Private Warrants utilized Level 3 inputs as it is based on significant inputs not observable in the market as of June 30, 2022 and December 31, 2021.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The fair value of the Private Warrants was estimated at June 30, 2022 and December 31, 2021 using a Black-Scholes options pricing model and the following assumptions:

Input	June 30, 2022	December 31, 2021
Asset price	$6.20	$10.74
Exercise price	$11.50	$11.50
Risk-free interest rate	2.99%	1.04%
Expected volatility	48.0%	41.0%
Expected term (years)	2.99	3.49
Dividend yield	0.0%	0.0%
The fair value of warrant liabilities as of June 30, 2022 was $0.4 million. The changes in the warrant liabilities during the six months ended June 30, 2022 were as follows (in thousands):

Fair value of warrant liabilities as of December 31, 2021	$2,053
Transfer of Private Warrants to Public Warrants	(605)
Change in fair value of warrant liabilities in Q1 2022	(861)
Fair value of warrant liabilities as of March 31, 2022	587
Change in fair value of warrant liabilities in Q2 2022	(193)
Fair value of warrant liabilities as of June 30, 2022	$394
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
The Company’s income tax provision was $0.8 million for the three months ended June 30, 2022. The effective tax rate for the three months ended June 30, 2022 was an income tax provision of 38.4% on pre-tax income of $2.2 million which differs from the statutory federal rate of 21% primarily due to state and local taxes, non-deductible permanent differences, limited benefit on current year interest deductions and losses in certain jurisdictions, the change in the fair value of warrant liabilities, foreign income at different rates and the U.S. tax effect of international operations including Global Intangible Low-Taxed Income (“GILTI”) recorded during the period.
The Company’s income tax provision was $2.0 million for the six months ended June 30, 2022. The effective tax rate for the six months ended June 30, 2022 was an income tax provision of 32.5% on pre-tax income of $6.0 million which differs from the statutory federal rate of 21% primarily due to state and local taxes, non-deductible permanent differences, limited benefit on current year interest deductions and losses in certain jurisdictions, the change in the fair value of warrant liabilities, foreign income at different rates and the U.S. tax effect of international operations including GILTI recorded during the period.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company’s income tax benefit was $4.2 million for the three months ended June 30, 2021, which includes a discrete income tax benefit of $4.2 million related to the receipt of a beneficial tax ruling in Switzerland which allows for future amortization deductions, the reversal of uncertain tax position liabilities as a result of the lapse of applicable statute of limitations, partially offset by a deferred tax provision related to a tax law change in the United Kingdom which was enacted during the quarter ended June 30, 2021. The effective tax rate for the three months ended June 30, 2021 was an income tax benefit of 882.8% on a pre-tax loss of $0.5 million which differs from the statutory federal rate of 21% primarily due to these discrete tax items.
The Company’s income tax benefit was $7.8 million for the six months ended June 30, 2021, which includes a discrete income tax benefit of $4.3 million including the $4.2 million benefit recorded in the three months ended June 30, 2021 described above. The effective tax rate for the six months ended June 30, 2021 was an income tax benefit of 48.5% on a pre-tax loss of $16.2 million. The effective tax rate differs from the federal rate of 21% primarily due to these discrete tax benefits.
At both June 30, 2022 and December 31, 2021, the Company had an uncertain tax position liability of $0.2 million, including interest and penalties. The unrecognized tax benefits include amounts related primarily to various state and foreign tax issues.
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
On February 11, 2022, the Company purchased non-participating annuity contracts to settle the remaining liabilities of the plan for approximately $9.5 million which was fully funded by plan assets. The annuity contracts purchased resulted in a settlement gain of approximately $1.0 million that was recorded in the first quarter of 2022. The remaining surplus of the plan will be used, as prescribed in the applicable regulations, to fund future contributions to the defined contribution plan at Flavors & Ingredients. At June 30, 2022, the remaining surplus of the plan was approximately $2.6 million.
The components of net periodic benefit cost (credit) for the Company’s defined benefit pension plans was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Service cost	$10	$16	$20	$32
Interest cost	67	260	194	519
Expected return on plan assets	112	(400)	59	(799)
Recognized actuarial loss	—	9	—	18
Settlement gain	(126)	—	(1,143)	—
Net periodic benefit cost (credit)	$63	$(115)	$(870)	$(230)

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Net periodic benefit cost (credit) is reflected in the Company’s condensed consolidated financial statements as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Selling, general and administrative expense	$10	$16	$20	$32
Other income, net	53	(131)	(890)	(262)
Net periodic benefit cost (credit)	$63	$(115)	$(870)	$(230)
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
Stock-based compensation expense for the three and six months ended June 30, 2022 was $1.6 million and $3.2 million, respectively. Stock-based compensation expense for the three and six months ended June 30, 2021 was $2.8 million and $4.5 million, respectively. Stock-based compensation expense for the three and six months ended June 30, 2021 includes $0.4 million of expense related to 2021 management bonuses that were settled in stock during the second quarter of 2022.
A summary of activity and weighted average fair values related to the RSUs is as follows:

	Six Months Ended June 30, 2022
	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 31, 2021	484,744	$13.46
Granted	548,521	7.32
Vested	(188,759)	13.58
Forfeited	(11,094)	12.79
Outstanding and nonvested at June 30, 2022	833,412	$9.40

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

A summary of activity and weighted average fair values related to the RSAs is as follows:

	Six Months Ended June 30, 2022
	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 31, 2021	117,801	$9.76
Granted	82,615	6.96
Vested	(68,946)	8.34
Outstanding and nonvested at June 30, 2022	131,470	$8.75
A summary of activity and weighted average fair values related to the PSUs is as follows:

	Six Months Ended June 30, 2022
	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 31, 2021	282,141	$13.65
Granted	569,989	6.71
Forfeited	(11,654)	12.89
Outstanding and nonvested at June 30, 2022	840,476	$8.95
As of June 30, 2022, the Company had not yet recognized compensation costs on nonvested awards as follows (in thousands):

	Unrecognized Compensation Cost	Weighted Avg. Remaining Recognition Period (in years)
Nonvested awards	$13,848	1.93
NOTE 12: EARNINGS PER SHARE
Basic earnings (loss) per common share (“EPS”) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Warrants issued are not considered outstanding at the date of issuance. RSUs and RSAs also are not considered outstanding until they have vested. Contingently issuable shares associated with outstanding PSUs that have cliff vesting based on achievement of a performance condition were not included in the earnings per share calculations for the periods presented as the applicable vesting conditions had not been satisfied.
Diluted EPS is calculated by dividing net income (loss) by the weighted average shares outstanding assuming dilution. Dilutive common shares outstanding is computed using the treasury stock method and reflects the additional shares that would be outstanding if dilutive warrants were exercised and restricted stock units and restricted stock awards were settled for common shares during the period.
For warrants that are liability-classified, during the periods when the impact would be dilutive, the Company assumes share settlement of the instruments as of the beginning of the reporting period and adjusts the numerator to remove the change in the fair value of warrant liability and adjusts the denominator to include the dilutive shares using the treasury stock method.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The computation of basic and diluted earnings (loss) per common share is shown below (in thousands, except for share and per share data):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
EPS numerator:
Net income (loss) attributable to common shareholders	$1,326	$3,695	$4,052	$(8,330)

EPS denominator:
Weighted average shares outstanding - basic	41,918,403	38,458,278	40,973,101	38,444,590
Effect of dilutive securities	—	1,697,471	26,578	—
Weighted average shares outstanding - diluted	41,918,403	40,155,749	40,999,679	38,444,590

Net earnings (loss) per share:
Basic	$0.03	$0.10	$0.10	$(0.22)
Diluted	$0.03	$0.09	$0.10	$(0.22)
For the three months ended June 30, 2022, 20,263,300 warrants, 833,412 RSUs, and 131,470 RSAs were excluded from the diluted EPS calculation because they were determined to be anti-dilutive. For the six months ended June 30, 2022, 20,263,300 warrants and 833,412 RSUs were excluded from the diluted EPS calculation because they were determined to be anti-dilutive. For the three months ended June 30, 2021, 415,896 warrants were excluded from the diluted EPS calculation because they were determined to be anti-dilutive. For the six months ended June 30, 2021, 20,263,500 warrants, 1,140,149 RSUs, and 68,946 RSAs were excluded from the diluted EPS calculation because they were determined to be anti-dilutive. Additionally, at June 30, 2022 and June 30, 2021, 840,476 and 322,533 PSUs, respectively, were excluded from the diluted EPS calculations because they are subject to performance conditions that were not satisfied.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 13: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes accumulated other comprehensive income (loss) (“AOCI”), net of taxes, by component (in thousands):

	Net Currency Translation Gains (Losses)	Funded Status of Benefit Plans	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$7,774	$831	$8,605
Other comprehensive loss before reclassifications	(2,047)	—	(2,047)
Amounts reclassified from AOCI	—	9	9
Balance at March 31, 2021	5,727	840	6,567
Other comprehensive income (loss) before reclassifications	5,322	(55)	5,267
Amounts reclassified from AOCI	—	9	9
Balance at June 30, 2021	$11,049	$794	$11,843

Balance at December 31, 2021	$8,758	$929	$9,687
Other comprehensive loss before reclassifications	(2,003)	—	(2,003)
Amounts reclassified from AOCI	—	(224)	(224)
Balance at March 31, 2022	6,755	705	7,460
Other comprehensive loss before reclassifications	(14,848)	—	(14,848)
Amounts reclassified from AOCI	—	17	17
Balance at June 30, 2022	$(8,093)	$722	$(7,371)
NOTE 14: RELATED PARTY TRANSACTIONS
In July 2020, the Company entered into an agreement with Watermill Institutional Trading LLC, a registered broker-dealer (“Watermill”), to act as one of the Company’s financial advisors for a 12-month period commencing July 22, 2020 for total consideration of $0.9 million, of which $0.2 million and $0.5 million was expensed during the three and six months ended June 30, 2021. Additionally, the Company incurred expense of $2.0 million during the six months ended June 30, 2021 related to services provided by Watermill in connection with the acquisition of Wholesome. A former director of Act II is a registered representative of Watermill and provided services directly to the Company under the agreement.
In December 2019, Wholesome entered into a partnership agreement to form WS Services, LLC (“WS Services”). As of June 30, 2022, Wholesome had a 50% interest in the partnership and accounts for the partnership as an equity method investment. Wholesome’s investment in the partnership, which is classified as other assets in the condensed consolidated balance sheets, was $0.7 million as of both June 30, 2022 and December 31, 2021. Wholesome utilizes a warehouse leased by WS Services for storage of raw materials. During the three and six months ended June 30, 2022, the three months ended June 30, 2021, and the period from February 5, 2021 through June 30, 2021, Wholesome expensed $0.2 million, $0.5 million, $0.2 million, and $0.3 million, respectively, related to the use of the warehouse space. Wholesome recorded a payable to WS Services for $0.1 million and $0.3 million as of June 30, 2022 and December 31, 2021, respectively.
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

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents selected financial information relating to the Company’s business segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Product revenues, net
Branded CPG	$104,073	$99,095	$207,834	$180,892
Flavors & Ingredients	29,430	27,398	56,261	51,426
Total product revenues, net	$133,503	$126,493	$264,095	$232,318

Operating income (loss)
Branded CPG	$5,577	$10,258	$12,037	$20,417
Flavors & Ingredients	9,023	3,738	16,850	4,710
	14,600	13,996	28,887	25,127
Corporate	(6,910)	(8,021)	(14,132)	(22,216)
Total operating income (loss)	$7,690	$5,975	$14,755	$2,911
The following table presents disaggregated revenue information for the Company (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Branded CPG:
North America	$71,168	$66,444	$144,248	$118,414
Europe	18,248	20,524	36,256	39,938
India, Middle East and Africa	4,902	3,612	8,481	6,255
Asia-Pacific	5,981	5,594	12,043	10,820
Latin America	3,774	2,921	6,806	5,465
Flavors & Ingredients	29,430	27,398	56,261	51,426
Total product revenues, net	$133,503	$126,493	$264,095	$232,318

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
Forward-looking statements may be accompanied by words such as “achieve,” “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “drive,” “estimate,” “expect,” “forecast,” “future,” “grow,” “improve,” “increase,” “intend,” “may,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or similar words, phrases or expressions. These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to achieve or maintain profitability; the extent of the impact of the COVID-19 pandemic, including the duration, spread, severity, and any recurrence of the COVID-19 pandemic, the duration and scope of related government orders and restrictions, the impact on our employees, and the extent of the impact of the COVID-19 pandemic on overall demand for our products; local, regional, national, and international economic conditions that have deteriorated as a result of the COVID-19 pandemic including the risks of a global recession or a recession in one or more of our key markets, and the impact they may have on us and our customers and management’s assessment of that impact; inflation and the Company’s ability to offset rising costs through pricing and productivity effectively; the projected financial information, anticipated growth rate, and market opportunity of our Branded CPG and Flavors & Ingredients business segments; the ability to maintain the listing of our securities on Nasdaq; the potential liquidity and trading of our public securities; our expected capital requirements and the availability of additional financing; our ability to attract or retain highly qualified personnel, including in accounting and finance roles; extensive and evolving government regulations that impact the way we operate; the effect of the reclassification and treatment of warrants pursuant to ASC Topic 815-40; the impact of the COVID-19 pandemic on our suppliers, including disruptions and inefficiencies in the supply chain; factors relating to the business, operations and financial performance of our Branded CPG and Flavors & Ingredients segments; our success in integrating the various operating companies constituting Merisant and MAFCO; our ability to integrate our acquisitions and achieve the anticipated benefits of the transactions in a timely manner or at all; the ongoing conflict in Ukraine and related economic disruptions and new governmental regulations on our business, including but not limited to the potential impact on our sales, operations and supply chain; adverse changes in the global or regional general business, political and economic conditions, including the impact of continuing uncertainty and instability in certain countries, that could materially affect our global markets and the potential adverse economic impact and related uncertainty caused by these items; our ability to continue to use, maintain, enforce, protect and defend owned and licensed intellectual property, including the Whole Earth® brand; and such other factors as discussed throughout, including in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.
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
Inflation and Supply Chain Impact
During the six months ended June 30, 2022, we have continued to experience inflationary cost increases in raw materials and transportation costs, as well as supply chain challenges. We expect to continue to see these cost pressures and supply chain challenges through the remainder of 2022. These cost increases have resulted in and could continue to result in negative impacts to our results of operations. However, we have taken measures to mitigate the impact of these inflationary pressures by implementing pricing actions.
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
Results of Operations
Consolidated

	Three Months Ended			Six Months Ended
(In thousands)	June 30, 2022	June 30, 2021	Change	June 30, 2022	June 30, 2021	Change
Product revenues, net	$133,503	$126,493	+5.5%	$264,095	$232,318	+13.7%
Cost of goods sold	96,189	85,138	+13.0%	187,223	155,312	+20.5%
Gross profit	37,314	41,355	-9.8%	76,872	77,006	-0.2%
Selling, general and administrative expenses	24,960	27,828	-10.3%	52,748	60,735	-13.2%
Amortization of intangible assets	4,664	4,706	-0.9%	9,369	8,857	+5.8%
Restructuring and other expenses	—	2,846	*	—	4,503	*
Operating income	7,690	5,975	+28.7%	14,755	2,911	*
Change in fair value of warrant liabilities	193	(241)	*	1,054	(2,603)	*
Interest expense, net	(6,428)	(6,396)	+0.5%	(12,460)	(11,474)	+8.6%
Loss on extinguishment and debt transaction costs	—	—	*	—	(5,513)	*
Other income, net	697	190	*	2,653	500	*
Income (loss) before income taxes	2,152	(472)	*	6,002	(16,179)	*
Provision (benefit) for income taxes	826	(4,167)	*	1,950	(7,849)	*
Net income (loss)	$1,326	$3,695	-64.1%	$4,052	$(8,330)	*

* Represents positive or negative change equal to, or in excess of 100%

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Product revenues, net. Product revenues, net for the three months ended June 30, 2022 were $133.5 million, an increase of $7.0 million, or 5.5%, from $126.5 million for the three months ended June 30, 2021 due to a $5.0 million increase in product revenues in the Branded CPG segment and a $2.0 million increase in product revenues at Flavors & Ingredients. The increase in Branded CPG revenues was driven primarily by price increases, partially offset by unfavorable impacts from foreign exchange.
Cost of goods sold. Cost of goods sold for the three months ended June 30, 2022 was $96.2 million, an increase of $11.1 million, or 13.0%, from $85.1 million for the three months ended June 30, 2021. The increase was primarily due to increased logistics and raw materials costs due to inflationary pressures and costs associated with the Company’s new production operations at Branded CPG, including supply chain optimization projects, partially offset by a $1.0 million favorable change in the amortization of purchase accounting adjustments related to inventory revaluations (benefit of $0.9 million in the second quarter of 2022 compared to expense of $0.1 million in the second quarter of 2021).
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2022 were $25.0 million, a decrease of $2.9 million, or 10.3%, from $27.8 million for the three months ended June 30, 2021 primarily due to a $2.8 million decline in public company readiness and acquisition related transaction expenses and a $0.6 million reduction in stock-based compensation expense, partially offset by higher salaries from increased headcount in the second half of 2021.
Amortization of intangible assets. Amortization of intangible assets for the three months ended June 30, 2022 was flat compared to the three months ended June 30, 2021.
Restructuring and other expenses. Restructuring and other expenses for the three months ended June 30, 2021 were $2.8 million and related primarily to certain disposal costs at our Camden, New Jersey facility, which was sold in the second quarter of 2021.
Change in fair value of warrant liabilities. Change in fair value of warrant liabilities for the three months ended June 30, 2022 was a non-operating gain of $0.2 million, an increase of $0.4 million, from a non-operating loss of $0.2 million for the three months ended June 30, 2021.
Interest expense, net. Interest expense, net for the three months ended June 30, 2022 was flat compared to the three months ended June 30, 2021.
Other income, net. Other income, net for the three months ended June 30, 2022 was $0.7 million compared to $0.2 million for the three months ended June 30, 2021. The increase was primarily due to higher realized foreign exchange gains in the second quarter of 2022 compared to the second quarter of 2021.
Provision (benefit) for income taxes. The provision for income taxes for the three months ended June 30, 2022 was $0.8 million. The benefit for income taxes for the three months ended June 30, 2021 was $4.2 million, which includes a discrete tax benefit of $4.2 million related to the receipt of a beneficial tax ruling in Switzerland which allows for future amortization deductions, the reversal of uncertain tax position liabilities as a result of the lapse of applicable statute of limitations, partially offset by a deferred tax provision related to a tax law change in the United Kingdom which was enacted during the quarter ended June 30, 2021. The effective tax rate for the three months ended June 30, 2022 was an income tax provision of 38.4%, compared to an income tax benefit of 882.8% for the three months ended June 30, 2021. The effective tax rate for the three months ended June 30, 2022 differs from the statutory federal rate of 21% primarily due to state and local taxes, non-deductible permanent differences, limited benefit on current year interest deductions and losses in certain jurisdictions, the change in the fair value of warrant liabilities, foreign income at different rates and the U.S. tax effect of international operations including Global Intangible Low-Taxed Income (“GILTI”) recorded during the period. The effective tax rate for the three months ended June 30, 2021 differs from the statutory federal rate of 21% primarily due to the discrete tax benefits.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Product revenues, net. Product revenues, net for the six months ended June 30, 2022 were $264.1 million, an increase of $31.8 million, or 13.7%, from $232.3 million for the six months ended June 30, 2021. The increase was primarily due to a $26.9 million increase in product revenues in the Branded CPG segment and a $4.8 million increase in product revenues at Flavors & Ingredients. The increase in Branded CPG revenues was primarily due to Wholesome, which was acquired on February 5, 2021, partially offset by unfavorable impacts from foreign exchange, as further discussed below.
Cost of goods sold. Cost of goods sold for the six months ended June 30, 2022 was $187.2 million, an increase of $31.9 million, or 20.5%, from $155.3 million for the six months ended June 30, 2021. The increase was primarily due to a $24.1 million increase in costs as a result of a full six months of Wholesome (acquired on February 5, 2021), as well as costs associated with the new production operations at Branded CPG, and increased logistics and raw materials costs due to inflationary pressures, partially offset by a $4.3 million favorable change in purchase accounting adjustments related to inventory revaluations (benefit of $2.5 million for the six months ended June 30, 2022 compared to expense of $1.7 million for the six months ended June 30, 2021).
Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2022 was $52.7 million, a decrease of $8.0 million, or 13.2%, from $60.7 million for the six months ended June 30, 2021. The decrease was primarily due to an $11.0 million decline in public company readiness and acquisition related transaction expenses and a $0.8 million decrease in stock-based compensation expense, partially offset by a $1.0 million increase in costs driven by a full six months of Wholesome as well as higher salaries from increased headcount in the second half of 2021.
Amortization of intangible assets. Amortization of intangible assets for the six months ended June 30, 2022 was $9.4 million, an increase of $0.5 million, or 5.8%, from $8.9 million for the six months ended June 30, 2021 primarily due to amortization expense related to the intangible assets acquired as part of the Wholesome acquisition on February 5, 2021.
Restructuring and other expenses. Restructuring and other expenses for the six months ended June 30, 2021 were $4.5 million and related primarily to certain disposal costs at our Camden, New Jersey facility, which was sold in the second quarter of 2021.
Change in fair value of warrant liabilities. Change in fair value of warrant liabilities for the six months ended June 30, 2022 was a non-operating gain of $1.1 million, an increase of $3.7 million, from a non-operating loss of $2.6 million for the six months ended June 30, 2021.
Interest expense, net. Interest expense, net for the six months ended June 30, 2022 was $12.5 million, an increase of $1.0 million, or 8.6%, from $11.5 million for the six months ended June 30, 2021. The increase was primarily due to higher debt levels under our new credit facilities and the amortization of debt issuance costs.
Other income (expense), net. Other income, net for the six months ended June 30, 2022 was $2.7 million compared to $0.5 million for the six months ended June 30, 2021. The increase was primarily due to a $0.6 million increase in pension income of which $1.1 million related to a non-cash settlement gain related to the termination of our qualified defined benefit pension plan at Flavors & Ingredients, a $1.1 million non-cash gain related to the settlement of the Wholesome acquisition earn-out as further described above and higher realized foreign exchange gains in the first half of 2022 compared to the first half of 2021.

Provision (benefit) for income taxes. The provision for income taxes for the six months ended June 30, 2022 was $2.0 million. The benefit for income taxes for the six months ended June 30, 2021 was $7.8 million, which includes a discrete tax benefit of $4.3 million primarily related to the receipt of a beneficial tax ruling in Switzerland which allows for future amortization deductions, the reversal of uncertain tax position liabilities as a result of the lapse of applicable statute of limitations, partially offset by a deferred tax provision related to a tax law change in the United Kingdom which was enacted during the quarter ended June 30, 2021. The effective tax rate for the six months ended June 30, 2022 was an income tax provision of 32.5%, compared to an income tax benefit of 48.5% for the six months ended June 30, 2021. The effective tax rate for the six months ended June 30, 2022 differs from the statutory federal rate of 21% primarily due to state and local taxes, non-deductible permanent differences, limited benefit on current year interest deductions and losses in certain jurisdictions, the change in the fair value of warrant liabilities, foreign income at different rates and the U.S. tax effect of international operations including GILTI recorded during the period. The effective tax rate for the six months ended June 30, 2021 differs from the statutory federal rate of 21% primarily due to the discrete tax benefits.
Branded CPG

	Three Months Ended			Six Months Ended
(In thousands)	June 30, 2022	June 30, 2021	Change	June 30, 2022	June 30, 2021	Change
Product revenues, net	$104,073	$99,095	5.0%	$207,834	$180,892	+14.9%
Operating income	$5,577	$10,258	-45.6%	$12,037	$20,417	-41.0%
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Segment product revenues, net. Product revenues, net for Branded CPG for the three months ended June 30, 2022 were $104.1 million, an increase of $5.0 million, or 5.0%, from $99.1 million for the three months ended June 30, 2021, driven by an $8.0 million increase in sales primarily due to higher pricing, partially offset by a $3.1 million unfavorable impact of foreign exchange.
Segment operating income. Operating income for Branded CPG for the three months ended June 30, 2022 was $5.6 million, a decrease of $4.7 million, or 45.6%, from $10.3 million for the three months ended June 30, 2021, primarily due to increases in costs associated with new production operations of $4.0 million and increased logistics and materials costs due to inflationary pressures, partially offset by increases in revenues as discussed above and $0.9 million of purchase accounting adjustments related to inventory revaluations in the prior year period that did not re-occur in 2022.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Segment product revenues, net. Product revenues, net for Branded CPG for the six months ended June 30, 2022 were $207.8 million, an increase of $26.9 million, or 14.9%, from $180.9 million for the six months ended June 30, 2021, primarily driven by a $32.5 million increase in revenues at Wholesome due to a full six months of results in 2022 (acquired on February 5, 2021) as well as both higher pricing and volume. This increase was partially offset by a $5.6 million decline in revenues for all other Branded CPG business as a $2.9 million increase in sales largely due to higher pricing was more than offset by a $3.8 million decline in sales due to the planned discontinuance of certain private label contracts and a $4.8 million unfavorable impact of foreign exchange.
Segment operating income. Operating income for Branded CPG for the six months ended June 30, 2022 was $12.0 million, a decrease of $8.4 million, or 41.0%, from $20.4 million for the six months ended June 30, 2021, primarily due to an increase in costs associated with new production operations of $7.3 million, increased logistics and materials costs due to inflationary pressures, partially offset by a $8.7 million increase in operating income at Wholesome as a result of a full six months of results (acquired on February 5, 2021).

Flavors & Ingredients

	Three Months Ended			Six Months Ended
(In thousands)	June 30, 2022	June 30, 2021	Change	June 30, 2022	June 30, 2021	Change
Product revenues, net	$29,430	$27,398	+7.4%	$56,261	$51,426	+9.4%
Operating income	$9,023	$3,738	*	$16,850	$4,710	*

* Represents positive or negative change equal to, or in excess of 100%
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Segment product revenues, net. Product revenues, net for Flavors & Ingredients for the three months ended June 30, 2022 were $29.4 million, an increase of $2.0 million, or 7.4%, from $27.4 million for the three months ended June 30, 2021, primarily driven by increases in licorice extracts primarily due to volume growth.
Segment operating income. Operating income for Flavors & Ingredients for the three months ended June 30, 2022 was $9.0 million, an increase of $5.3 million, from $3.7 million for the three months ended June 30, 2021, primarily driven by increased revenue of $2.0 million, a $2.8 million decrease in restructuring and other expenses included in the prior year results that did not re-occur in 2022 and a $0.9 million decrease in cost of goods sold due to lower per unit costs following the shut down of the Camden facility.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Segment product revenues, net. Product revenues, net for Flavors & Ingredients for the six months ended June 30, 2022 were $56.3 million, an increase of $4.8 million, or 9.4%, from $51.4 million for the six months ended June 30, 2021, primarily driven by increases in licorice extracts and pure derivatives primarily due to volume growth.
Segment operating income. Operating income for Flavors & Ingredients for the six months ended June 30, 2022 was $16.9 million, an increase of $12.1 million, from $4.7 million for the six months ended June 30, 2021, primarily driven by increased revenue of $4.8 million, a $3.0 million decrease in cost of goods sold and a $4.5 million decrease in restructuring and other expenses included in the prior year results that did not re-occur in 2022. The decrease in cost of goods sold was largely due to a $2.4 million favorable change in amortization of purchase accounting adjustments related to inventory revaluations in the six months ended June 30, 2022 (benefit of $2.5 million in the six months ended June 30, 2022 compared to a benefit of $0.1 million in the six months ended June 30, 2021) as well as lower per unit costs following the shut down of the Camden facility.
Corporate

	Three Months Ended			Six Months Ended
(In thousands)	June 30, 2022	June 30, 2021	Change	June 30, 2022	June 30, 2021	Change
Operating loss	$(6,910)	$(8,021)	-13.9%	$(14,132)	$(22,216)	-36.4%
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Operating loss. Operating loss for Corporate for the three months ended June 30, 2022 was $6.9 million, a decrease of $1.1 million from $8.0 million for the three months ended June 30, 2021, primarily driven by a $2.2 million decrease in acquisition related transaction expenses and public company readiness expenses, partially offset by higher salaries from increased headcount in the second half of 2021.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Operating loss. Operating loss for Corporate for the six months ended June 30, 2022 was $14.1 million, a decrease of $8.1 million from $22.2 million for the six months ended June 30, 2021, primarily driven by a $10.1 million decrease in acquisition related transaction expenses and public company readiness expenses, partially offset by higher salaries from increased headcount in the second half of 2021.
Liquidity and Capital Resources
We have historically funded operations with cash flow from operations and, when needed, with borrowings, which are described below.
We believe our sources of liquidity and capital, and our Credit Facilities will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months.
The following table shows summary cash flow information for the six months ended June 30, 2022 and June 30, 2021 (in thousands):

	Six Months Ended
	June 30, 2022	June 30, 2021
Net cash used in operating activities	$(12,023)	$(9,454)
Net cash used in investing activities	(4,390)	(186,968)
Net cash provided by financing activities	17,483	203,118
Effect of exchange rate changes on cash and cash equivalents	(1,745)	460
Net change in cash and cash equivalents	$(675)	$7,156
Operating activities. Net cash used in operating activities was $12.0 million for the six months ended June 30, 2022 compared to cash used in operating activities of $9.5 million for the six months ended June 30, 2021. The increase in cash used was primarily attributable to higher income tax and interest payments during the six months ended June 30, 2022. Cash paid for income taxes, net of income tax refunds was $5.8 million for the six months ended June 30, 2022 compared to $4.4 million for the six months ended June 30, 2021. Cash paid for interest for the six months ended June 30, 2022 was $11.5 million compared to $10.0 million for the six months ended June 30, 2021.
Investing activities. Net cash used in investing activities was $4.4 million for the six months ended June 30, 2022 and primarily related to capital expenditures. Net cash used in investing activities was $187.0 million for the six months ended June 30, 2021 which included cash paid of $187.6 million, net of cash acquired, related to the acquisition of Wholesome, $1 million of cash received for the final working capital settlement related to the acquisition of Swerve, capital expenditures of $4.6 million and proceeds from the sale of one of our facilities of $4.3 million.
Financing activities. Net cash provided by financing activities was $17.5 million for the six months ended June 30, 2022 and reflects $50.0 million of proceeds from the revolving credit facility, repayments of long-term debt of $1.9 million, cash payment for the Wholesome acquisition earn-out of $29.1 million (amount is net of $0.9 million related to transaction bonuses paid in connection with the earn-out and reflected in operating activities), payments of $0.9 million for employee tax withholdings related to net share settlements of share awards and payments of debt issuance costs of $0.7 million. Net cash provided by financing activities was $203.1 million for the six months ended June 30, 2021 and reflects $400 million of proceeds from the Credit Facilities, repayment of the revolving credit facility of $47.9 million, repayments of long-term debt of $137.4 million and payments of debt issuance costs of $11.6 million.

Debt
As of December 31, 2021, term loan borrowings were $362.2 million, net of debt issuance costs of $10.0 million. There were borrowings under the Revolving Facility of $25.0 million as of December 31, 2021. The unamortized debt issuance costs related to the Revolving Facility were $1.8 million at December 31, 2021 and are included in other assets in the condensed consolidated balance sheet. At December 31, 2021, there were $2.1 million of outstanding letters of credit that reduced our availability under the revolving credit facility. See Note 7 to our consolidated and combined financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 for further information and significant terms and conditions associated with the Term Loan Facility and Revolving Facility.
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
On June 15, 2022, we and certain of our subsidiaries entered into a first amendment (the “Amendment”) to the Amended and Restated Agreement dated as of February 5, 2021. The Amendment increased the aggregate principal amount of the Revolving Credit Facility from $75 million to $125 million (the “Amended Revolving Credit Facility”) and transitioned from LIBOR to Secured Overnight Financing Rate (“SOFR”) as the benchmark for purposes of calculating interest for all loans outstanding under the Amended and Restated Credit Agreement. At our election, loans outstanding under the Amended and Restated Credit Agreement will accrue interest at a rate per annum equal to (i) term SOFR plus 0.10%, 0.15%, or 0.25% in case of, respectively, a one-month, three-month, or six-month interest period (“Adjusted Term SOFR”), or (ii) the greater of the prime rate, the federal funds effective rate plus 0.50%, and one-month Adjusted Term SOFR plus 1.00%, in each case plus the applicable margin which is equal to (i) with respect to Amended Revolving Credit Facility and letters of credit, (A) 2.75%, in the case of base rate advances, and (B) 3.75% in the case of SOFR advances, and (ii) with respect to the Term Loan Facility, (A) 3.50%, in the case of base rate advances, and (B) 4.50% in the case of SOFR advances. In connection with the Amendment, we paid fees and incurred transaction costs of $0.7 million, all of which was deferred.
The transition to SOFR did not materially impact the interest rates applied to our borrowings. No other material changes were made to the terms of our Amended and Restated Agreement as a result of the Amendment.
As of June 30, 2022, term loan borrowings were $361.1 million, net of debt issuance costs of $9.2 million. There were borrowings under the Amended Revolving Facility of $75.0 million as of June 30, 2022. The unamortized debt issuance costs related to the Amended Revolving Facility were $2.2 million and are included in other assets in the condensed consolidated balance sheet. At June 30, 2022, there were $2.1 million of outstanding letters of credit that reduced our availability under the Amended Revolving Credit Facility.
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
Item 3.       Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in market risk from those addressed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 during the six months ended June 30, 2022. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The Company’s management and the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

10.1
First Amendment to Amended and Restated Loan Agreement, Dated as of June 15, 2022, by and among Whole Earth Brands, Inc., certain domestic subsidiaries thereto, Toronto Dominion (Texas) LLC as administrative agent thereunder, and certain lenders signatory thereto (incorporated by reference to Exhibit 10.1 of Whole Earth Brands, Inc.’s Current Report on Form 8-K filed with the SEC on June 17, 2022).

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

Whole Earth Brands, Inc.

/s/ Albert Manzone
Date: August 9, 2022	Name:	Albert Manzone
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Duane Portwood
Date: August 9, 2022	Name:	Duane Portwood
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)