Form 10-Q
period 2022-09-30
Whole Earth Brands, Inc.
filed 2022-11-09
CIK 1753706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 7, 2022, there were 41,982,944 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

WHOLE EARTH BRANDS, INC.
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1.         Financial Statements.

Whole Earth Brands, Inc.
Condensed Consolidated Financial Statements (Unaudited)
For the Quarter Ended September 30, 2022

Whole Earth Brands, Inc.
Condensed Consolidated Balance Sheets
(In thousands of dollars, except for share and per share data)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$20,846	$28,296
Accounts receivable (net of allowances of $1,815 and $1,285, respectively)	69,420	69,590
Inventories	228,830	212,930
Prepaid expenses and other current assets	11,849	7,585
Total current assets	330,945	318,401

Property, Plant and Equipment, net	55,900	58,503

Other Assets
Operating lease right-of-use assets	20,781	26,444
Goodwill	233,578	242,661
Other intangible assets, net	245,809	266,939
Deferred tax assets, net	3,964	1,993
Other assets	9,346	7,638
Total Assets	$900,323	$922,579

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$50,872	$55,182
Accrued expenses and other current liabilities	26,978	30,733
Contingent consideration payable	—	54,113
Current portion of operating lease liabilities	8,338	7,950
Current portion of long-term debt	3,750	3,750
Total current liabilities	89,938	151,728
Non-Current Liabilities
Long-term debt	435,741	383,484
Warrant liabilities	208	2,053
Deferred tax liabilities, net	30,351	35,090
Operating lease liabilities, less current portion	15,841	22,575
Other liabilities	13,191	13,778
Total Liabilities	585,270	608,708
Commitments and Contingencies (Note 8)	—	—
Stockholders’ Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 220,000,000 shares authorized; 41,977,814 and 38,871,646 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	360,826	330,616
Accumulated deficit	(24,905)	(26,436)
Accumulated other comprehensive income (loss)	(20,872)	9,687
Total stockholders’ equity	315,053	313,871
Total Liabilities and Stockholders’ Equity	$900,323	$922,579
See Notes to Unaudited Condensed Consolidated Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated Statements of Operations
(In thousands of dollars, except for share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Product revenues, net	$135,280	$128,941	$399,375	$361,259
Cost of goods sold	100,263	85,912	287,486	241,224
Gross profit	35,017	43,029	111,889	120,035

Selling, general and administrative expenses	23,566	24,838	76,314	85,573
Amortization of intangible assets	4,629	4,675	13,998	13,532
Restructuring and other expenses	—	—	—	4,503

Operating income	6,822	13,516	21,577	16,427

Change in fair value of warrant liabilities	186	2,178	1,240	(425)
Interest expense, net	(8,214)	(6,553)	(20,674)	(18,027)
Loss on extinguishment and debt transaction costs	—	—	—	(5,513)
Other income (expense), net	92	(780)	2,745	(280)
(Loss) income before income taxes	(1,114)	8,361	4,888	(7,818)
Provision (benefit) for income taxes	1,407	(445)	3,357	(8,294)
Net (loss) income	$(2,521)	$8,806	$1,531	$476

Net (loss) earnings per share:
Basic	$(0.06)	$0.23	$0.04	$0.01
Diluted	$(0.06)	$0.17	$0.04	$0.01

See Notes to Unaudited Condensed Consolidated Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands of dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net (loss) income	$(2,521)	$8,806	$1,531	$476
Other comprehensive income (loss), net of tax:
Net change in pension benefit obligations recognized, net of taxes of $(63), $(5), $(129) and $(18), respectively	21	202	(186)	165
Foreign currency translation adjustments	(13,522)	(3,599)	(30,373)	(324)
Total other comprehensive loss, net of tax	(13,501)	(3,397)	(30,559)	(159)
Comprehensive (loss) income	$(16,022)	$5,409	$(29,028)	$317
See Notes to Unaudited Condensed Consolidated Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated Statements of Equity
(In thousands of dollars)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2020	38,426,669	$4	$325,679	$(25,442)	$8,605	$308,846
Reclassification of Private Warrants (Note 1)	—	—	(7,062)	(1,077)	—	(8,139)
Transfer of Private Warrants to Public Warrants	—	—	2,502	—	—	2,502
Net loss	—	—	—	(12,025)	—	(12,025)
Other comprehensive loss, net of tax	—	—	—	—	(2,038)	(2,038)
Stock-based compensation	—	—	1,639	—	—	1,639
Balance at March 31, 2021	38,426,669	4	322,758	(38,544)	6,567	290,785
Net income	—	—	—	3,695	—	3,695
Other comprehensive income, net of tax	—	—	—	—	5,276	5,276
Stock-based compensation	—	—	2,392	—	—	2,392
Net share settlements of stock-based awards	29,090	—	—	—	—	—
Balance at June 30, 2021	38,455,759	4	325,150	(34,849)	11,843	302,148
Transfer of Private Warrants to Public Warrants (Note 6)	—	—	3,555	—	—	3,555
Net income	—	—	—	8,806	—	8,806
Other comprehensive loss, net of tax	—	—	—	—	(3,397)	(3,397)
Warrant exercises	50	—	1	—	—	1
Stock-based compensation	—	—	2,534	—	—	2,534
Net share settlements of stock-based awards	21,914	—	(115)	—	—	(115)
Balance at September 30, 2021	38,477,723	$4	$331,125	$(26,043)	$8,446	$313,532
See Notes to Unaudited Condensed Consolidated Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated Statements of Equity (Continued)
(In thousands of dollars)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (loss)	Equity
Balance at December 31, 2021	38,871,646	$4	$330,616	$(26,436)	$9,687	$313,871
Transfer of Private Warrants to Public Warrants	—	—	605	—	—	605
Net income	—	—	—	2,726	—	2,726
Other comprehensive loss, net of tax	—	—	—	—	(2,227)	(2,227)
Stock-based compensation	—	—	1,354	—	—	1,354
Net share settlements of stock-based awards	146,444	—	(291)	—	—	(291)
Shares issued for payment of contingent consideration	2,659,574	—	23,936	—	—	23,936
Balance at March 31, 2022	41,677,664	4	356,220	(23,710)	7,460	339,974
Net income	—	—	—	1,326	—	1,326
Other comprehensive loss, net of tax	—	—	—	—	(14,831)	(14,831)
Stock-based compensation	—	—	1,564	—	—	1,564
Net share settlements of stock-based awards	92,253	—	(91)	—	—	(91)
Net share settlements under management bonus plan	203,763	—	1,402	—	—	1,402
Balance at June 30, 2022	41,973,680	4	359,095	(22,384)	(7,371)	329,344
Net loss	—	—	—	(2,521)	—	(2,521)
Other comprehensive loss, net of tax	—	—	—	—	(13,501)	(13,501)
Stock-based compensation	—	—	1,743	—	—	1,743
Net share settlements of stock-based awards	4,134	—	(12)	—	—	(12)
Balance at September 30, 2022	41,977,814	$4	$360,826	$(24,905)	$(20,872)	$315,053

See Notes to Unaudited Condensed Consolidated Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands of dollars)
(Unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Operating activities
Net income	$1,531	$476
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	4,957	7,191
Depreciation	4,324	3,230
Amortization of intangible assets	13,998	13,532
Deferred income taxes	(4,586)	2,210
Amortization of inventory fair value adjustments	(2,537)	(882)
Non-cash loss on extinguishment of debt	—	4,435
Change in fair value of warrant liabilities	(1,240)	425
Changes in current assets and liabilities:
Accounts receivable	(3,746)	(2,452)
Inventories	(20,926)	(4,200)
Prepaid expenses and other current assets	(1,972)	(894)
Accounts payable, accrued liabilities and income taxes	(5,196)	(16,706)
Other, net	(1,871)	190
Net cash (used in) provided by operating activities	(17,264)	6,555

Investing activities
Capital expenditures	(6,947)	(7,076)
Acquisitions, net of cash acquired	—	(190,231)
Proceeds from the sale of fixed assets	50	4,257
Net cash used in investing activities	(6,897)	(193,050)

Financing activities
Proceeds from revolving credit facility	54,000	25,000
Repayments of revolving credit facility	—	(47,855)
Long-term borrowings	—	375,000
Repayments of long-term borrowings	(2,812)	(138,376)
Debt issuance costs	(682)	(11,589)
Payment of contingent consideration	(29,108)	—
Proceeds from sale of common stock and warrants	—	1
Tax withholdings related to net share settlements of stock awards	(874)	(115)
Net cash provided by financing activities	20,524	202,066

Effect of exchange rate changes on cash and cash equivalents	(3,813)	1,110
Net change in cash and cash equivalents	(7,450)	16,681
Cash and cash equivalents, beginning of period	28,296	16,898
Cash and cash equivalents, end of period	$20,846	$33,579

Supplemental disclosure of cash flow information
Interest paid	$19,161	$15,627
Taxes paid, net of refunds	$7,510	$3,999
Supplemental disclosure of non-cash investing
Non-cash capital expenditures	$—	$3,796

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
In the opinion of management, the financial statements contain all adjustments necessary to state fairly the financial position of the Company as of September 30, 2022 and the results of operations and cash flows for all periods presented. All adjustments in the accompanying unaudited condensed consolidated financial statements, which management believes are necessary to state fairly the financial position, results of operations and cash flows, have been reflected and are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results to be expected for the full year.
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
In connection with the restructuring plans, the Company recognized restructuring and other expenses of $4.5 million for the nine months ended September 30, 2021, primarily consisting of facility exit and other related costs. During the nine months ended September 30, 2022, the Company paid employee termination benefits of $0.4 million. The Company had accrued severance expense related to the restructuring plans of $0.4 million and $0.8 million at September 30, 2022 and December 31, 2021, respectively, which is recorded in accrued expenses and other current liabilities in its unaudited condensed consolidated balance sheets.
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
On February 5, 2021, pursuant to the terms of the Wholesome Purchase Agreement, the Company purchased and acquired all of the issued and outstanding shares of capital stock for an initial cash purchase price of $180 million plus up to an additional $55 million (the “Earn-Out Amount”) upon the satisfaction of certain post-closing financial metrics. Subject to the terms and conditions of the Wholesome Purchase Agreement payment of the Earn-Out Amount, in whole or in part, was subject to Wholesome achieving certain EBITDA thresholds at or above approximately $30 million during the period beginning August 29, 2020, and ending December 31, 2021 (the “Earn-Out Period”). A portion of the Earn-Out Amount (up to $27.5 million) could be paid, at the Company’s election, in freely tradeable, registered shares of Company common stock calculated using the 20-day volume weighted average trading price per share as of the date of determination. Calculation of the achievement of the Earn-Out Amount was subject to certain adjustments more thoroughly described in the Wholesome Purchase Agreement. In connection with the acquisition of Wholesome, the Company incurred transaction-related costs of $0.1 million in the three months ended September 30, 2021 and $0.2 million and $4.7 million in the nine months ended September 30, 2022 and 2021, respectively.
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

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The results of the Company’s operations for the three and nine months ended September 30, 2021 include the results of Wholesome since February 5, 2021. Product revenues, net and operating income of Wholesome included in the Company’s condensed consolidated statement of operations for the three months ended September 30, 2021 was $53.1 million and $7.5 million, respectively, and for the nine months ended September 30, 2021 was $125.3 million and $12.6 million, respectively.
Pro Forma Financial Information—The following unaudited pro forma financial information summarizes the results of operations of the Company for the three and nine months ended September 30, 2021 as though the Wholesome acquisition had occurred on January 1, 2020 (in thousands):

	Pro Forma Statement of Operations
	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Revenue	$128,941	$381,639
Net income	$9,551	$10,656
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
The pro forma financial information for the three and nine months ended September 30, 2021 includes adjustments to reflect intangible asset amortization based on the economic values derived from definite-lived intangible assets, interest expense on the new debt financing, and the release of the inventory fair value adjustments into cost of goods sold. These adjustments are net of taxes. The results of the Company’s operations for the three and nine months ended September 30, 2022 include Wholesome for the entire period and therefore pro forma financial information is not required.
NOTE 3: INVENTORIES
Inventories consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials and supplies	$130,359	$129,712
Work in process	2,912	1,480
Finished goods	95,559	81,738
Total inventories	$228,830	$212,930

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets consisted of the following (in thousands):

	September 30, 2022			December 31, 2021
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Other intangible assets subject to amortization
Customer relationships (useful life of 5 to 10 years)	$104,656	$(23,000)	$81,656	$106,013	$(14,478)	$91,535
Tradenames (useful life of 25 years)	166,869	(13,416)	153,453	173,522	(8,818)	164,704
Total	$271,525	$(36,416)	235,109	$279,535	$(23,296)	256,239
Other intangible assets not subject to amortization
Product formulations			10,700			10,700
Total other intangible assets, net			245,809			266,939
Goodwill			233,578			242,661
Total goodwill and other intangible assets			$479,387			$509,600
At September 30, 2022 and December 31, 2021, goodwill at Branded CPG was $230.0 million and $238.9 million, respectively. Goodwill at Flavors & Ingredients was $3.6 million and $3.8 million at September 30, 2022 and December 31, 2021, respectively.
The amortization expense for intangible assets was $4.6 million and $14.0 million for the three and nine months ended September 30, 2022, respectively, and $4.7 million and $13.5 million for the three and nine months ended September 30, 2021, respectively.
Amortization expense relating to amortizable intangible assets as of September 30, 2022 for the next five years is expected to be as follows (in thousands):

Remainder of 2022	$4,680
2023	18,721
2024	18,721
2025	18,488
2026	18,267
2027	17,040

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 5: DEBT
Debt consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Term loan, due February 2028	$369,375	$372,187
Revolving credit facility, due February 2026	79,000	25,000
Less: current portion	(3,750)	(3,750)
Less: unamortized discount and debt issuance costs	(8,884)	(9,953)
Total long-term debt	$435,741	$383,484
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

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

At September 30, 2022, the Company’s senior secured loan agreement consisted of the Term Loan Facility and the Amended Revolving Credit Facility. At September 30, 2022, there were $2.1 million of outstanding letters of credit that reduced the Company’s availability under the Amended Revolving Credit Facility. The Company’s unamortized discounts and debt issuance costs related to the Term Loan Facility and the Amended Revolving Credit Facility were $8.9 million and $2.1 million, respectively, at September 30, 2022. The unamortized debt issuance costs related to the Amended Revolving Credit Facility are included in other assets in the Company’s condensed consolidated balance sheets.
NOTE 6: WARRANTS
As of the date of the Business Combination, the Company had approximately 20,263,500 warrants outstanding, consisting of (i) 15,000,000 public warrants originally sold as part of the units issued in Act II’s initial public offering (the “Public Warrants”) and (ii) 5,263,500 Private Warrants that were sold by Act II to the PIPE Investors in conjunction with the Business Combination (collectively with the Public Warrants, the “Warrants”). Each warrant is exercisable for one-half of one share of the Company’s common stock at a price of $11.50 per whole share, subject to adjustment. Warrants may only be exercised for a whole number of shares as no fractional shares will be issued. As of September 30, 2022 and December 31, 2021, the Company had 19,491,320 and 18,929,880 Public Warrants outstanding, respectively, and 771,980 and 1,333,420 Private Warrants outstanding, respectively.
There were no Warrants exercised for shares of the Company’s common stock in the nine months ended September 30, 2022. There were 100 Warrants exercised for 50 shares of the Company’s common stock in the three and nine months ended September 30, 2021.
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
Debt—The Company measures its term loan and revolving facilities at original carrying value, net of unamortized deferred financing costs and fees. At September 30, 2022, the estimated fair value of the term loan was $347.2 million as compared to a carrying value of $360.5 million. At December 31, 2021, the estimated fair value of the term loan approximated the carrying value of $362.2 million. The estimated fair value of the outstanding principal balance of the term loan utilized Level 2 inputs as it is based on quoted market prices for identical or similar instruments. The fair value of the revolving facility at both September 30, 2022 and December 31, 2021 approximated carrying value.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Warrant Liabilities—The Company classifies its Private Warrants as liabilities in accordance with ASC Topic 815. The Company estimates the fair value of the Private Warrants using a Black-Scholes options pricing model. The fair value of the Private Warrants utilized Level 3 inputs as it is based on significant inputs not observable in the market as of September 30, 2022 and December 31, 2021.
The fair value of the Private Warrants was estimated at September 30, 2022 and December 31, 2021 using a Black-Scholes options pricing model and the following assumptions:

Input	September 30, 2022	December 31, 2021
Asset price	$3.84	$10.74
Exercise price	$11.50	$11.50
Risk-free interest rate	4.24%	1.04%
Expected volatility	62.0%	41.0%
Expected term (years)	2.74	3.49
Dividend yield	0.0%	0.0%
The fair value of warrant liabilities as of September 30, 2022 was $0.2 million. The changes in the warrant liabilities during the nine months ended September 30, 2022 were as follows (in thousands):

Fair value of warrant liabilities as of December 31, 2021	$2,053
Transfer of Private Warrants to Public Warrants	(605)
Change in fair value of warrant liabilities in Q1 2022	(861)
Fair value of warrant liabilities as of March 31, 2022	587
Change in fair value of warrant liabilities in Q2 2022	(193)
Fair value of warrant liabilities as of June 30, 2022	394
Change in fair value of warrant liabilities in Q3 2022	(186)
Fair value of warrant liabilities as of September 30, 2022	$208
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
The Inflation Reduction Act of 2022 (the “Act”) was signed into U.S. law on August 16, 2022. The Act includes various tax provisions, including an excise tax on stock repurchases, expanded tax credits for clean energy incentives, and a corporate alternative minimum tax that generally applies to U.S. corporations with average adjusted financial statement income over a three-year period in excess of $1 billion. The Company does not expect the Act to materially impact its financial statements.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company’s income tax provision was $1.4 million for the three months ended September 30, 2022, which includes a discrete tax provision of $0.4 million related primarily to the finalization of the Company’s 2021 U.S. federal and state tax returns during the quarter ended September 30, 2022. The effective tax rate for the three months ended September 30, 2022 was an income tax provision of 126.3% on a pre-tax loss of $1.1 million which differs from the statutory federal rate of 21% primarily due to state and local taxes, non-deductible permanent differences, limited benefit on current year interest deductions and losses in certain jurisdictions, the change in the fair value of warrant liabilities, foreign income at different rates and the U.S. tax effect of international operations including Global Intangible Low-Taxed Income (“GILTI”) recorded during the period, and the discrete tax provision described above.
The Company’s income tax provision was $3.4 million for the nine months ended September 30, 2022, which includes a discrete tax provision of $0.5 million related primarily to the finalization of the Company’s 2021 U.S. federal and state tax returns during the quarter ended September 30, 2022. The effective tax rate for the nine months ended September 30, 2022 was an income tax provision of 68.7% on pre-tax income of $4.9 million which differs from the statutory federal rate of 21% primarily due to state and local taxes, non-deductible permanent differences, limited benefit on current year interest deductions and losses in certain jurisdictions, the change in the fair value of warrant liabilities, foreign income at different rates and the U.S. tax effect of international operations including GILTI recorded during the period, and the discrete tax provision described above.
The Company’s income tax benefit was $0.4 million for the three months ended September 30, 2021, which includes a discrete income tax benefit of $0.3 million related to the finalization of a Switzerland tax ruling (as further described below) and $0.2 million in connection with the filing of the Company’s 2020 U.S. federal and state tax returns during the quarter. The effective tax rate for the three months ended September 30, 2021 was an income tax benefit of 5.3% on pre-tax income of $8.4 million which differs from the statutory federal rate of 21% primarily due to non-deductible permanent differences, state and local income taxes, benefit from losses in certain jurisdictions, foreign income at different rates, and the discrete tax benefits described above.
The Company’s income tax benefit was $8.3 million for the nine months ended September 30, 2021, which includes discrete income tax benefits of $4.8 million. The Company recorded a discrete tax benefit of $4.0 million related to the receipt of a beneficial tax ruling in Switzerland which allows for future amortization deductions, $1.0 million related to the reversal of uncertain tax position liabilities as a result of the lapse of applicable statute of limitations, and $0.2 million related to the finalization of the Company’s 2020 U.S. federal and state tax returns during the quarter ended September 30, 2021, partially offset with a deferred tax provision of $0.5 million related to a tax law change in the United Kingdom which was enacted in June 2021. The effective tax rate for the nine months ended September 30, 2021 was an income tax benefit of 106.1% on a pre-tax loss of $7.8 million. The effective tax rate differs from the federal rate of 21% primarily due to non-deductible permanent differences, state and local income taxes and the discrete tax benefits described above.
At both September 30, 2022 and December 31, 2021, the Company had an uncertain tax position liability of $0.2 million, including interest and penalties. The unrecognized tax benefits include amounts related primarily to various state and foreign tax issues.
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

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On February 11, 2022, the Company purchased non-participating annuity contracts to settle the remaining liabilities of the plan for approximately $9.5 million which was fully funded by plan assets. The annuity contracts purchased resulted in a settlement gain of approximately $1.0 million that was recorded in the first quarter of 2022. The remaining surplus of the plan will be used, as prescribed in the applicable regulations, to fund future contributions to the defined contribution plan at Flavors & Ingredients. At September 30, 2022, the remaining surplus of the plan was approximately $2.6 million.
The components of net periodic benefit cost (credit) for the Company’s defined benefit pension plans was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Service cost	$10	$15	$30	$47
Interest cost	66	259	260	778
Expected return on plan assets	85	(398)	144	(1,197)
Recognized actuarial loss	—	9	—	27
Settlement gain	(130)	(97)	(1,273)	(97)
Net periodic benefit cost (credit)	$31	$(212)	$(839)	$(442)
Net periodic benefit cost (credit) is reflected in the Company’s condensed consolidated financial statements as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Selling, general and administrative expense	$10	$15	$30	$47
Other income, net	21	(227)	(869)	(489)
Net periodic benefit cost (credit)	$31	$(212)	$(839)	$(442)
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
Stock-based compensation expense for the three and nine months ended September 30, 2022 was $1.7 million and $5.0 million, respectively. Stock-based compensation expense for the three and nine months ended September 30, 2021 was $2.7 million and $7.2 million, respectively. Stock-based compensation expense for the three and nine months ended September 30, 2021 included $0.2 million and $0.6 million of expense, respectively, related to 2021 management bonuses that were settled in stock during the second quarter of 2022.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

A summary of activity and weighted average fair values related to the RSUs is as follows:

	Nine Months Ended September 30, 2022
	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 31, 2021	484,744	$13.46
Granted	1,725,023	6.07
Vested	(195,570)	13.54
Forfeited	(77,098)	10.24
Outstanding and nonvested at September 30, 2022	1,937,099	$7.00
A summary of activity and weighted average fair values related to the RSAs is as follows:

	Nine Months Ended September 30, 2022
	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 31, 2021	117,801	$9.76
Granted	82,615	6.96
Vested	(68,946)	8.34
Outstanding and nonvested at September 30, 2022	131,470	$8.75
A summary of activity and weighted average fair values related to the PSUs is as follows:

	Nine Months Ended September 30, 2022
	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 31, 2021	282,141	$13.65
Granted	572,845	6.70
Forfeited	(70,164)	9.91
Outstanding and nonvested at September 30, 2022	784,822	$9.24
As of September 30, 2022, the Company had not yet recognized compensation costs on nonvested awards as follows (in thousands):

	Unrecognized Compensation Cost	Weighted Avg. Remaining Recognition Period (in years)
Nonvested awards	$15,192	1.34

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
The computation of basic and diluted earnings (loss) per common share is shown below (in thousands, except for share and per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
EPS numerator:
Net (loss) income attributable to common shareholders	$(2,521)	$8,806	$1,531	$476
Less: Change in fair value of warrant liabilities	—	(2,178)	—	—
Numerator - diluted	$(2,521)	$6,628	$1,531	$476

EPS denominator:
Weighted average shares outstanding - basic	41,976,865	38,492,878	41,311,366	38,453,611
Effect of dilutive securities	—	1,372,872	17,719	1,493,119
Weighted average shares outstanding - diluted	41,976,865	39,865,750	41,329,085	39,946,730

Net (loss) earnings per share:
Basic	$(0.06)	$0.23	$0.04	$0.01
Diluted	$(0.06)	$0.17	$0.04	$0.01
For the three months ended September 30, 2022, 20,263,300 warrants, 1,937,099 RSUs, and 131,470 RSAs were excluded from the diluted EPS calculation because they were determined to be anti-dilutive. For the nine months ended September 30, 2022, 20,263,300 warrants and 1,937,099 RSUs were excluded from the diluted EPS calculation because they were determined to be anti-dilutive. For the nine months ended September 30, 2021, 142,702 warrants were excluded from the diluted EPS calculation because they were determined to be anti-dilutive. Additionally, at September 30, 2022 and 2021, 784,822 and 323,555 PSUs, respectively, were excluded from the diluted EPS calculations because they are subject to performance conditions that were not satisfied.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 13: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes accumulated other comprehensive income (loss) (“AOCI”), net of taxes, by component (in thousands):

	Net Currency Translation Gains (Losses)	Funded Status of Benefit Plans	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$7,774	$831	$8,605
Other comprehensive loss before reclassifications	(2,047)	—	(2,047)
Amounts reclassified from AOCI	—	9	9
Balance at March 31, 2021	5,727	840	6,567
Other comprehensive income (loss) before reclassifications	5,322	(55)	5,267
Amounts reclassified from AOCI	—	9	9
Balance at June 30, 2021	11,049	794	11,843
Other comprehensive (loss) income before reclassifications	(3,599)	290	(3,309)
Amounts reclassified from AOCI	—	(88)	(88)
Balance at September 30, 2021	$7,450	$996	$8,446

Balance at December 31, 2021	$8,758	$929	$9,687
Other comprehensive loss before reclassifications	(2,003)	—	(2,003)
Amounts reclassified from AOCI	—	(224)	(224)
Balance at March 31, 2022	6,755	705	7,460
Other comprehensive loss before reclassifications	(14,848)	—	(14,848)
Amounts reclassified from AOCI	—	17	17
Balance at June 30, 2022	(8,093)	722	(7,371)
Other comprehensive loss before reclassifications	(13,522)	—	(13,522)
Amounts reclassified from AOCI	—	21	21
Balance at September 30, 2022	$(21,615)	$743	$(20,872)
NOTE 14: RELATED PARTY TRANSACTIONS
In July 2020, the Company entered into an agreement with Watermill Institutional Trading LLC, a registered broker-dealer (“Watermill”), to act as one of the Company’s financial advisors for a 12-month period commencing July 22, 2020 for total consideration of $0.9 million, of which $0.1 million and $0.5 million was expensed during the three and nine months ended September 30, 2021, respectively. Additionally, the Company incurred expense of $2.0 million during the nine months ended September 30, 2021 related to services provided by Watermill in connection with the acquisition of Wholesome. A former director of Act II is a registered representative of Watermill and provided services directly to the Company under the agreement.
In December 2019, Wholesome entered into a partnership agreement to form WS Services, LLC (“WS Services”). As of September 30, 2022, Wholesome had a 50% interest in the partnership and accounts for the partnership as an equity method investment. Wholesome’s investment in the partnership, which is classified as other assets in the condensed consolidated balance sheets, was $0.7 million as of both September 30, 2022 and December 31, 2021. Wholesome utilizes a warehouse leased by WS Services for storage of raw materials. During the three and nine months ended September 30, 2022, the three months ended September 30, 2021, and the period from February 5, 2021 through September 30, 2021, Wholesome expensed $0.2 million, $0.7 million, $0.3 million, and $0.6 million, respectively, related to the use of the warehouse space. Wholesome recorded a payable to WS Services for $0.1 million and $0.3 million as of September 30, 2022 and December 31, 2021, respectively.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
The following table presents selected financial information relating to the Company’s business segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Product revenues, net
Branded CPG	$105,373	$102,693	$313,207	$283,585
Flavors & Ingredients	29,907	26,248	86,168	77,674
Total product revenues, net	$135,280	$128,941	$399,375	$361,259

Operating income
Branded CPG	$5,518	$10,090	$17,555	$30,507
Flavors & Ingredients	7,287	9,520	24,137	14,230
	12,805	19,610	41,692	44,737
Corporate	(5,983)	(6,094)	(20,115)	(28,310)
Total operating income	$6,822	$13,516	$21,577	$16,427
The following table presents disaggregated revenue information for the Company (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Branded CPG:
North America	$75,823	$72,285	$220,071	$190,699
Europe	15,223	18,197	51,479	58,135
India, Middle East and Africa	4,526	3,267	13,007	9,522
Asia-Pacific	5,607	5,732	17,650	16,552
Latin America	4,194	3,212	11,000	8,677
Flavors & Ingredients	29,907	26,248	86,168	77,674
Total product revenues, net	$135,280	$128,941	$399,375	$361,259

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
Inflation and Supply Chain Impact
During the nine months ended September 30, 2022, we have continued to experience inflationary cost increases in raw materials and transportation costs, as well as supply chain challenges. We expect to continue to see these cost pressures and supply chain challenges through the remainder of 2022. These cost increases have resulted in and could continue to result in negative impacts to our results of operations. However, we have taken measures to mitigate the impact of these inflationary pressures by implementing pricing actions.
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
Results of Operations
Consolidated

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2022	September 30, 2021	Change	September 30, 2022	September 30, 2021	Change
Product revenues, net	$135,280	$128,941	+4.9%	$399,375	$361,259	+10.6%
Cost of goods sold	100,263	85,912	+16.7%	287,486	241,224	+19.2%
Gross profit	35,017	43,029	-18.6%	111,889	120,035	-6.8%
Selling, general and administrative expenses	23,566	24,838	-5.1%	76,314	85,573	-10.8%
Amortization of intangible assets	4,629	4,675	-1.0%	13,998	13,532	+3.4%
Restructuring and other expenses	—	—	*	—	4,503	*
Operating income	6,822	13,516	-49.5%	21,577	16,427	+31.4%
Change in fair value of warrant liabilities	186	2,178	-91.5%	1,240	(425)	*
Interest expense, net	(8,214)	(6,553)	+25.3%	(20,674)	(18,027)	+14.7%
Loss on extinguishment and debt transaction costs	—	—	*	—	(5,513)	*
Other income (expense), net	92	(780)	*	2,745	(280)	*
(Loss) income before income taxes	(1,114)	8,361	*	4,888	(7,818)	*
Provision (benefit) for income taxes	1,407	(445)	*	3,357	(8,294)	*
Net (loss) income	$(2,521)	$8,806	*	$1,531	$476	*

* Represents positive or negative change equal to, or in excess of 100%

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Product revenues, net. Product revenues, net for the three months ended September 30, 2022 were $135.3 million, an increase of $6.3 million, or 4.9%, from $128.9 million for the three months ended September 30, 2021 due to a $2.7 million increase in product revenues in the Branded CPG segment and a $3.7 million increase in product revenues at Flavors & Ingredients. The increase in Branded CPG revenues was driven primarily by price increases, partially offset by declines in volume and unfavorable impacts from foreign exchange, as further discussed below. The increase in Flavors & Ingredients revenues was primarily driven by volume growth and price increases, partially offset by unfavorable impacts from foreign exchange, as further discussed below.
Cost of goods sold. Cost of goods sold for the three months ended September 30, 2022 was $100.3 million, an increase of $14.4 million, or 16.7%, from $85.9 million for the three months ended September 30, 2021. The increase was primarily due to increased logistics and raw materials costs due to inflationary pressures and costs associated with the Company’s new production operations at Branded CPG. Additionally, the prior year period included $2.6 million of favorable purchase accounting adjustments related to inventory revaluations that did not re-occur in the current quarter as all inventory revaluation purchase accounting adjustments were fully amortized as of June 30, 2022.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2022 were $23.6 million, a decrease of $1.3 million, or 5.1%, from $24.8 million for the three months ended September 30, 2021 primarily due to a $1.0 million decline in public company readiness and acquisition related transaction expenses and a $0.3 million reduction in stock-based compensation expense.
Amortization of intangible assets. Amortization of intangible assets for the three months ended September 30, 2022 was flat compared to the three months ended September 30, 2021.
Change in fair value of warrant liabilities. Change in fair value of warrant liabilities for the three months ended September 30, 2022 was a non-operating gain of $0.2 million, a decrease of $2.0 million, from a non-operating gain of $2.2 million for the three months ended September 30, 2021.
Interest expense, net. Interest expense, net for the three months ended September 30, 2022 was $8.2 million, an increase of $1.7 million, or 25.3%, from $6.6 million for the three months ended September 30, 2021. The increase was primarily due to higher debt levels under our new credit facilities as well as higher interest rates for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
Other income (expense), net. Other income, net for the three months ended September 30, 2022 was $0.1 million compared to expense of $0.8 million for the three months ended September 30, 2021. The increase was primarily due to realized foreign exchange gains in the third quarter of 2022 compared to losses in the third quarter of 2021, partially offset by a decrease in pension income as a result of the termination of our qualified defined benefit pension plan at Flavors & Ingredients.
Provision (benefit) for income taxes. The provision for income taxes for the three months ended September 30, 2022 was $1.4 million, which includes a discrete tax provision of $0.4 million related primarily to the finalization of the Company’s 2021 U.S. federal and state tax returns during the quarter ended September 30, 2022. The benefit for income taxes for the three months ended September 30, 2021 was $0.4 million, which includes a discrete tax benefit of $0.3 million related to the finalization of a Switzerland tax ruling and $0.2 million in connection with the filing of the Company’s 2020 U.S. federal and state tax returns during the quarter. The effective tax rate for the three months ended September 30, 2022 was an income tax provision of 126.3%, compared to an income tax benefit of 5.3% for the three months ended September 30, 2021. The effective tax rate for the three months ended September 30, 2022 differs from the statutory federal rate of 21% primarily due to state and local taxes, non-deductible permanent differences, limited benefit on current year interest deductions and losses in certain jurisdictions, the change in the fair value of warrant liabilities, foreign income at different rates and the U.S. tax effect of international operations including Global Intangible Low-Taxed Income (“GILTI”) recorded during the period, and the discrete tax provision. The effective tax rate for the three months ended September 30, 2021 differs from the statutory federal rate of 21% primarily due to non-deductible permanent differences, state and local income taxes, benefit from losses in certain jurisdictions, foreign income at different rates, and discrete tax benefits.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Product revenues, net. Product revenues, net for the nine months ended September 30, 2022 were $399.4 million, an increase of $38.1 million, or 10.6%, from $361.3 million for the nine months ended September 30, 2021. The increase was primarily due to a $29.6 million increase in product revenues in the Branded CPG segment and an $8.5 million increase in product revenues at Flavors & Ingredients. The increase in Branded CPG revenues was primarily due to Wholesome, which was acquired on February 5, 2021, as well as price increases, partially offset by declines in volume and unfavorable impacts from foreign exchange, as further discussed below. The increase in Flavors & Ingredients revenues was primarily driven by volume growth and price increases, partially offset by unfavorable impacts from foreign exchange, as further discussed below.
Cost of goods sold. Cost of goods sold for the nine months ended September 30, 2022 was $287.5 million, an increase of $46.3 million, or 19.2%, from $241.2 million for the nine months ended September 30, 2021. The increase was primarily due to a $29.5 million increase in costs as a result of a full nine months of Wholesome (acquired on February 5, 2021), as well as costs associated with the new production operations at Branded CPG, and increased logistics and raw materials costs due to inflationary pressures, partially offset by a $1.7 million favorable change in purchase accounting adjustments related to inventory revaluations (benefit of $2.5 million for the nine months ended September 30, 2022 compared to a benefit of $0.9 million for the nine months ended September 30, 2021).
Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2022 were $76.3 million, a decrease of $9.3 million, or 10.8%, from $85.6 million for the nine months ended September 30, 2021. The decrease was primarily due to a $12.1 million decline in public company readiness and acquisition related transaction expenses and a $1.1 million decrease in stock-based compensation expense, partially offset by higher salaries from increased headcount in the second half of 2021.
Amortization of intangible assets. Amortization of intangible assets for the nine months ended September 30, 2022 was $14.0 million, an increase of $0.5 million, or 3.4%, from $13.5 million for the nine months ended September 30, 2021 primarily due to amortization expense related to the intangible assets acquired as part of the Wholesome acquisition on February 5, 2021.
Restructuring and other expenses. Restructuring and other expenses for the nine months ended September 30, 2021 were $4.5 million and related primarily to certain disposal costs at our Camden, New Jersey facility, which was sold in the second quarter of 2021.
Change in fair value of warrant liabilities. Change in fair value of warrant liabilities for the nine months ended September 30, 2022 was a non-operating gain of $1.2 million, an increase of $1.7 million, from a non-operating loss of $0.4 million for the nine months ended September 30, 2021.
Interest expense, net. Interest expense, net for the nine months ended September 30, 2022 was $20.7 million, an increase of $2.6 million, or 14.7%, from $18.0 million for the nine months ended September 30, 2021. The increase was primarily due to higher debt levels under our new credit facilities and rising interest rates during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Other income (expense), net. Other income, net for the nine months ended September 30, 2022 was $2.7 million compared to expense of $0.3 million for the nine months ended September 30, 2021. The increase was primarily due to a $0.4 million increase in pension income related to the termination of our qualified defined benefit pension plan at Flavors & Ingredients, a $1.1 million non-cash gain related to the settlement of the Wholesome acquisition earn-out as further described above and realized foreign exchange gains in the nine months ended September 30, 2022 compared to losses in the nine months ended September 30, 2021.

Provision (benefit) for income taxes. The provision for income taxes for the nine months ended September 30, 2022 was $3.4 million, which includes a discrete tax provision of $0.5 million related primarily to the finalization of the Company’s 2021 U.S. federal and state tax returns during the quarter ended September 30, 2022. The benefit for income taxes for the nine months ended September 30, 2021 was $8.3 million, which includes a discrete tax benefit of $4.8 million. The Company recorded a discrete tax benefit of $4.0 million related to the receipt of a beneficial tax ruling in Switzerland which allows for future amortization deductions, $1.0 million related to the reversal of uncertain tax position liabilities as a result of the lapse of applicable statute of limitations, and $0.2 million related to finalization of the Company’s 2020 U.S. federal and state tax returns during the quarter ended September 30, 2021, partially offset with a deferred tax provision of $0.5 million related to a tax law change in the United Kingdom which was enacted in June 2021. The effective tax rate for the nine months ended September 30, 2022 was an income tax provision of 68.7%, compared to an income tax benefit of 106.1% for the nine months ended September 30, 2021. The effective tax rate for the nine months ended September 30, 2022 differs from the statutory federal rate of 21% primarily due to state and local taxes, non-deductible permanent differences, limited benefit on current year interest deductions and losses in certain jurisdictions, the change in the fair value of warrant liabilities, foreign income at different rates and the U.S. tax effect of international operations including GILTI recorded during the period, and the discrete tax provision. The effective tax rate for the nine months ended September 30, 2021 differs from the statutory federal rate of 21% primarily due to non-deductible permanent differences, state and local income taxes and the discrete tax benefits.
Branded CPG

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2022	September 30, 2021	Change	September 30, 2022	September 30, 2021	Change
Product revenues, net	$105,373	$102,693	+2.6%	$313,207	$283,585	+10.4%
Operating income	$5,518	$10,090	-45.3%	$17,555	$30,507	-42.5%
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Segment product revenues, net. Product revenues, net for Branded CPG for the three months ended September 30, 2022 were $105.4 million, an increase of $2.7 million, or 2.6%, from $102.7 million for the three months ended September 30, 2021, driven by an $8.1 million increase in sales primarily due to higher pricing, partially offset by a $2.1 million decline due to lower volumes, which includes $1.7 million due to the planned discontinuance of certain private label contracts earlier in the year, and a $3.3 million unfavorable impact of foreign exchange.
Segment operating income. Operating income for Branded CPG for the three months ended September 30, 2022 was $5.5 million, a decrease of $4.6 million, or 45.3%, from $10.1 million for the three months ended September 30, 2021, primarily due to increases in costs associated with new production operations of $4.3 million and increased logistics and materials costs due to inflationary pressures, partially offset by increases in revenues as discussed above and a $0.5 million reduction in stock-based compensation expense.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Segment product revenues, net. Product revenues, net for Branded CPG for the nine months ended September 30, 2022 were $313.2 million, an increase of $29.6 million, or 10.4%, from $283.6 million for the nine months ended September 30, 2021, primarily driven by a $35.3 million increase in revenues at Wholesome due to a full nine months of results in 2022 (acquired on February 5, 2021) as well as both higher pricing and volume. This increase was partially offset by a $5.7 million decline in revenues for all other Branded CPG business as a $7.6 million increase in sales largely due to higher pricing was more than offset by a $5.3 million decline in sales due to the planned discontinuance of certain private label contracts and an $8.1 million unfavorable impact of foreign exchange.

Segment operating income. Operating income for Branded CPG for the nine months ended September 30, 2022 was $17.6 million, a decrease of $13.0 million, or 42.5%, from $30.5 million for the nine months ended September 30, 2021, primarily due to an increase in costs associated with new production operations of $11.6 million, increased logistics and materials costs due to inflationary pressures, partially offset by a $7.0 million increase in operating income at Wholesome driven by a full nine months of results (acquired on February 5, 2021), and a $1.1 million reduction in stock-based compensation expense in the segment.
Flavors & Ingredients

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2022	September 30, 2021	Change	September 30, 2022	September 30, 2021	Change
Product revenues, net	$29,907	$26,248	+13.9%	$86,168	$77,674	+10.9%
Operating income	$7,287	$9,520	-23.5%	$24,137	$14,230	+69.6%
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Segment product revenues, net. Product revenues, net for Flavors & Ingredients for the three months ended September 30, 2022 were $29.9 million, an increase of $3.7 million, or 13.9%, from $26.2 million for the three months ended September 30, 2021, primarily driven by increases in licorice extracts and pure derivatives primarily due to volume growth.
Segment operating income. Operating income for Flavors & Ingredients for the three months ended September 30, 2022 was $7.3 million, a decrease of $2.2 million, or 23.5%, from $9.5 million for the three months ended September 30, 2021, primarily driven by $2.8 million of favorable purchase accounting adjustments recorded in the prior quarter related to inventory revaluations that did not re-occur as all inventory revaluation purchase accounting adjustments were fully amortized as of June 30, 2022 and a $0.9 million increase in SG&A expense largely due to higher severance and related expenses, partially offset by increased revenues.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Segment product revenues, net. Product revenues, net for Flavors & Ingredients for the nine months ended September 30, 2022 were $86.2 million, an increase of $8.5 million, or 10.9%, from $77.7 million for the nine months ended September 30, 2021, primarily driven by increases in licorice extracts and pure derivatives primarily due to volume growth.
Segment operating income. Operating income for Flavors & Ingredients for the nine months ended September 30, 2022 was $24.1 million, an increase of $9.9 million, or 69.6%, from $14.2 million for the nine months ended September 30, 2021, primarily driven by increased revenue of $8.5 million and a $4.5 million decrease in restructuring and other expenses included in the prior year results that did not re-occur in 2022, partially offset by a $2.0 million increase in cost of goods sold and a $1.1 million increase in SG&A. The increase in cost of goods sold was largely due to the increase in revenue as well as a $0.4 million unfavorable change in amortization of purchase accounting adjustments related to inventory revaluations in the nine months ended September 30, 2022 (benefit of $2.5 million in the nine months ended September 30, 2022 compared to a benefit of $2.9 million in the nine months ended September 30, 2021).The increase in SG&A expense was largely due to higher severance and related expenses.

Corporate

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2022	September 30, 2021	Change	September 30, 2022	September 30, 2021	Change
Operating loss	$(5,983)	$(6,094)	-1.8%	$(20,115)	$(28,310)	-28.9%
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Operating loss. Operating loss for Corporate for the three months ended September 30, 2022 was $6.0 million, a decrease of $0.1 million, or 1.8%, from $6.1 million for the three months ended September 30, 2021, primarily driven by a $0.7 million decrease in acquisition related transaction expenses and public company readiness expenses, partially offset by higher insurance expense and salaries from increased headcount in the second half of 2021.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Operating loss. Operating loss for Corporate for the nine months ended September 30, 2022 was $20.1 million, a decrease of $8.2 million, or 28.9% from $28.3 million for the nine months ended September 30, 2021, primarily driven by a $10.8 million decrease in acquisition related transaction expenses and public company readiness expenses, partially offset by higher salaries from increased headcount in the second half of 2021.
Liquidity and Capital Resources
We have historically funded operations with cash flow from operations and, when needed, with borrowings, which are described below.
We believe our sources of liquidity and capital, and our Credit Facilities will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months.
The following table shows summary cash flow information for the nine months ended September 30, 2022 and September 30, 2021 (in thousands):

	Nine Months Ended
	September 30, 2022	September 30, 2021
Net cash (used in) provided by operating activities	$(17,264)	$6,555
Net cash used in investing activities	(6,897)	(193,050)
Net cash provided by financing activities	20,524	202,066
Effect of exchange rate changes on cash and cash equivalents	(3,813)	1,110
Net change in cash and cash equivalents	$(7,450)	$16,681
Operating activities. Net cash used in operating activities was $17.3 million for the nine months ended September 30, 2022 compared to cash provided by operating activities of $6.6 million for the nine months ended September 30, 2021. The increase in cash used was primarily attributable to unfavorable working capital changes, higher income tax and interest payments and lower cash flows from operating results during the nine months ended September 30, 2022. Cash paid for income taxes, net of income tax refunds was $7.5 million for the nine months ended September 30, 2022 compared to $4.0 million for the nine months ended September 30, 2021. Cash paid for interest for the nine months ended September 30, 2022 was $19.2 million compared to $15.6 million for the nine months ended September 30, 2021.
Investing activities. Net cash used in investing activities was $6.9 million for the nine months ended September 30, 2022 and primarily related to capital expenditures. Net cash used in investing activities was $193.1 million for the nine months ended September 30, 2021 which included cash paid of $191.2 million, net of cash acquired, related to the acquisition of Wholesome, $1 million of cash received for the final working capital settlement related to the acquisition of Swerve, capital expenditures of $7.1 million and proceeds from the sale of one of our facilities of $4.3 million.

Financing activities. Net cash provided by financing activities was $20.5 million for the nine months ended September 30, 2022 and reflects $54.0 million of proceeds from the revolving credit facility, repayments of long-term debt of $2.8 million, cash payment for the Wholesome acquisition earn-out of $29.1 million (amount is net of $0.9 million related to transaction bonuses paid in connection with the earn-out and reflected in operating activities), payments of $0.9 million for employee tax withholdings related to net share settlements of share awards and payments of debt issuance costs of $0.7 million. Net cash provided by financing activities was $202.1 million for the nine months ended September 30, 2021 and reflects $400 million of proceeds from the Credit Facilities, repayment of the revolving credit facility of $47.9 million, repayments of long-term debt of $138.4 million and payments of debt issuance costs of $11.6 million.
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
As of September 30, 2022, term loan borrowings were $360.5 million, net of debt issuance costs of $8.9 million. There were borrowings under the Amended Revolving Facility of $79.0 million as of September 30, 2022. The unamortized debt issuance costs related to the Amended Revolving Facility were $2.1 million and are included in other assets in the condensed consolidated balance sheet. At September 30, 2022, there were $2.1 million of outstanding letters of credit that reduced our availability under the Amended Revolving Credit Facility.
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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in market risk from those addressed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 during the nine months ended September 30, 2022. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The Company’s management and the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Whole Earth Brands, Inc.

/s/ Albert Manzone
Date: November 9, 2022	Name:	Albert Manzone
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Duane Portwood
Date: November 9, 2022	Name:	Duane Portwood
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)