Form 10-K
period 2022-12-31
Whole Earth Brands, Inc.
filed 2023-03-13
CIK 1753706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrects are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of our common stock, par value $0.0001 per share, issued and outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on June 30, 2022, as reported on the Nasdaq Capital Market, was $214,242,370.
As of March 10, 2023, there were 42,092,806 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held in 2023, or in an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, is incorporated herein by reference where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, such proxy statement or amendment is not deemed to be filed as part hereof.

Unless otherwise stated in this report, or the context otherwise requires, references to “Whole Earth Brands,” the “Company,” “we,” or “our” refer to (i) Merisant Company (collectively with its subsidiaries, “Merisant”) and Mafco Worldwide LLC (collectively with its subsidiaries and affiliates, “Mafco Worldwide,” and together with Merisant, “Merisant and MAFCO”) (“Predecessor”) for the period from January 1, 2020 through June 25, 2020 (referred to herein as a “Predecessor Period”) prior to the consummation of the indirect acquisition of Merisant and MAFCO (the “Business Combination”), and (ii) Whole Earth Brands, Inc. and its subsidiaries (the “Successor”) for the period from June 26, 2020 through December 31, 2020 and the years ended December 31, 2021 and 2022 (the “Successor Period”) after the consummation of the Business Combination. Certain figures have been rounded for ease of presentation and may not sum due to rounding.
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
Forward-looking statements may be accompanied by words such as “achieve,” “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “drive,” “estimate,” “expect,” “forecast,” “future,” “grow,” “improve,” “increase,” “intend,” “may,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or similar words, phrases or expressions. These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to achieve or maintain profitability; the extent of the impact of the COVID-19 pandemic, including the duration, spread, severity, and any recurrence of the COVID-19 pandemic, the duration and scope of related government orders and restrictions, the impact on our employees, and the extent of the impact of the COVID-19 pandemic on overall demand for our products; local, regional, national, and international economic conditions that have deteriorated as a result of the COVID-19 pandemic including the risks of a global recession or a recession in one or more of our key markets, and the impact they may have on us and our customers and management’s assessment of that impact; the projected financial information, anticipated growth rate, and market opportunity of our Branded Consumer Packaged Goods (“Branded CPG”) and Flavors & Ingredients business segments; the ability to maintain the listing of our securities on Nasdaq; the potential liquidity and trading of our public securities; our expected capital requirements and the availability of additional financing; our ability to attract or retain highly qualified personnel, including in accounting and finance roles; extensive and evolving government regulations that impact the way we operate; the effect of the reclassification and treatment of warrants pursuant to ASC Topic 815-40; the impact of the COVID-19 pandemic on our suppliers, including disruptions and inefficiencies in the supply chain; factors relating to the business, operations and financial performance of our Branded CPG and Flavors & Ingredients segments; our success in integrating the various operating companies constituting Merisant and MAFCO; our ability to integrate Wholesome and Swerve (as defined herein) and achieve the anticipated benefits of the transactions in a timely manner or at all; the ongoing military conflict in Ukraine and related economic disruptions and new governmental regulations on our business, including but not limited to the potential impact on our sales, operations and supply chain; adverse changes in the global or regional general business, political and economic conditions, including the impact of continuing uncertainty and instability in certain countries, that could materially affect our global markets and the potential adverse economic impact and related uncertainty caused by these items; our ability to continue to use, maintain, enforce, protect and defend owned and licensed intellectual property, including the Whole Earth® brand; and such other factors as discussed throughout, including in Part I, Item 1A. Risk Factors and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.
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
We were originally formed on August 16, 2018 as Act II Global Acquisition Corp., a Cayman Islands exempted company formed as a blank check company (“Act II”), and consummated our initial public offering (“IPO”) in April 2019. On June 24, 2020, we domesticated into a Delaware corporation and changed our name from “Act II Global Acquisition Corp.” to “Whole Earth Brands, Inc.” On June 25, 2020, we consummated the Business Combination, and in connection therewith, became (i) a successor issuer to Act II by operation of Rule 12g-3(a) promulgated under the Exchange Act; and (ii) the ultimate parent of Merisant and MAFCO. Any data presented in this “Business” section with respect to the year ended December 31, 2020, is presented on a combined basis for the Predecessor and Successor periods. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.
We have continued to pursue our growth strategy, and on November 10, 2020, we executed and closed a definitive Equity Purchase Agreement (the “Swerve Purchase Agreement”) with RF Development, LLC (“RF Development”), Swerve, L.L.C. (“Swerve LLC”), and Swerve IP, L.L.C. (“Swerve IP” and together with Swerve LLC, “Swerve”). Swerve is a manufacturer and marketer of a portfolio of zero and reduced sugar, keto-friendly, and plant-based sweeteners and grain free, gluten free, and low/no sugar baking mixes. We purchased all of the issued and outstanding equity interests of both Swerve LLC and Swerve IP from RF Development, and both Swerve LLC and Swerve IP became wholly-owned subsidiaries of Whole Earth Brands. The transaction was structured to simultaneously sign and close, was not subject to any closing conditions, and closed on November 10, 2020.
On December 17, 2020, we entered into a stock purchase agreement (the “Wholesome Purchase Agreement”) with WSO Investments, Inc. (“WSO Investments” and together with its subsidiaries, “Wholesome”), WSO Holdings, LP (“WSO Partnership”), Edwards Billington and Son, Limited (“EBS”), WSO Holdings, LLC (“WSO LLC,” and together with WSO Partnership and EBS, the “WSO Sellers”), and WSO Partnership, in its capacity as representative for the WSO Sellers. WSO Investments is the direct parent of its wholly-owned subsidiary Wholesome Sweeteners, Incorporated, which was formed to import, market, distribute, and sell organic sugars, unrefined specialty sugars, and related products. The transaction closed on February 5, 2021.
Our Business Segments
The table below describes the percentage of our total annual revenue attributable to each of our segments over each of the three years ended December 31, 2022, 2021 and 2020. For additional financial information relating to our reportable business segments, please refer to Note 18 in our audited consolidated and combined financial statements for the year ended December 31, 2022, included in this Annual Report on Form 10-K (“2022 Audited Financial Statements”).

	2022	2021	2020
Branded CPG	79%	79%	64%
Flavors & Ingredients	21%	21%	36%

Branded CPG
Branded CPG, comprised of our Merisant division of operating companies, Wholesome and Swerve, is a global CPG business focused on building a branded portfolio oriented toward serving consumers seeking better-for-you sweeteners across the zero calorie, plant-based, organic, non GMO, and Fair Trade spaces in zero/low calorie sweeteners, honey, agave, baking mix, and baking chocolate segments. Our Branded CPG products are sold under both our flagship brands as well as local and private label brands. Our flagship brands include Whole Earth®, Pure Via®, Wholesome®, Swerve®, Canderel®, Equal® and existing branded adjacencies. Our Branded CPG segment offers a variety of sweetener formulations under each brand to address local consumer preferences and price points. The key ingredients utilized in these products include stevia leaf extract, monk fruit extract, organic sugar, erythritol, xylitol, allulose, aspartame, sucralose and saccharin, all of which are sourced through our global supply chain.
Since the introduction of the original Canderel® and Equal® products in 1979 and 1982, respectively, we have offered consumers high quality alternatives to sugar for daily use. As the global health crisis related to sugar consumption continues to grow, consumers remain focused on finding substitutes for tabletop sugar and sugar-laden products. In recent years, we have met consumer demand by introducing new plant-based sweeteners made from stevia leaf extract, monk fruit extract, allulose and naturally derived sugar alcohols under the Whole Earth®, Swerve® and Pure Via® brands (as well as under the Canderel® and Equal® brands) and introduced low- or no-sugar alternatives to traditionally sugar-laden products such as chocolate, jams, and cereal bars. These initiatives have further established us as a leader in the “better for you” movement away from sugar. Our sweetener products are sold under a variety of forms to satisfy consumers growing usage across diverse consumption occasions. Those forms include sweetener packets, tablets, pouches, jars, and liquid bottles. We distribute our products via the retail, club, food service, and e-commerce channels.
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
Swerve®: Swerve® is a portfolio of zero and reduced sugar, keto-friendly, and plant-based sweeteners and grain free, gluten free, and low/no sugar baking mixes and is marketed in North America. Swerve® products contain no artificial ingredients, preservatives, flavors, or GMO ingredients. Swerve® sweetener formulations include erythritol, monk fruit, allulose, and reduced sugar blends of sugar and monk fruit; as well as the recently launched no added sugar chocolate baking chips. We acquired this brand in November 2020.
Canderel®: Canderel® is a global brand of low-calorie sweeteners that is primarily marketed in Europe, the Middle East and Africa and, according to AC Nielsen retail data, is the leading sugar-free sweetener in many of its key markets, including France, Belgium, the United Kingdom, and South Africa. Canderel®-branded products are sold through a variety of sales channels including grocery, supermarket, drugstore, mass, club, food-service, and e-commerce. Key Canderel® sweetener formulations include aspartame, sucralose, and stevia leaf extract.
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

Branded Adjacencies
We also utilize our flagship brands to sell branded products in adjacent packaged food categories. In order to address the growing shift in demand for sugar alternatives, we have introduced new products in the chocolate, jams, cereal bars, and chocolate chip and bake mix categories under our well-known tabletop sweetener brands. These products benefit from strong brand recognition in selected geographies and the ability for customers to easily identify them as low-sugar alternatives when making purchasing decisions.
Other Brands and Products
In addition to our flagship brands of tabletop sweeteners and branded adjacency products, we also utilize several local brands in specific countries. We believe that these locally-targeted brands have better brand awareness in those countries than our international flagship brands, providing a differentiated product offering in those markets.
Flavors & Ingredients
Flavors & Ingredients, comprised of our Mafco Worldwide division of operating companies, is a global, business-to-business focused operation with a long history as a trusted supplier of essential, functional ingredients to some of the CPG industry’s largest and most demanding customers. Our products provide a variety of solutions for our customers, including flavoring enhancement, flavor / aftertaste masking, moisturizing, product mouthfeel modification and skin soothing characteristics. Our Flavors & Ingredients segment operates as our licorice-derived products business.
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
As of December 31, 2022, we sell over 200 customer-specific licorice products, consistently meeting taste, chemical, physical, microbiological and regulatory demands, specifications and standards. Our ability to deliver this breadth of products is due to our extensive knowledge and experience with the raw material sourcing and manufacturing processes. This is further supported by our industry-leading supply security and availability, which consists of best-in-class supply chain capabilities, long-standing relationships with key raw material suppliers, and maintenance of substantial raw material reserve inventory around the world.
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
In the Latin America and Asia Pacific regions, adoption of our original products was strong in 2022. In addition, we expect to have significant new opportunities for growth in India and China. We believe that we are under-penetrated in these two large markets and that our management team can help drive increased distribution.
Furthermore, our management team and board of directors have significant experience in executing and integrating M&A transactions and view targeted tuck-in M&A as a core part of our value creation strategy. Our officers and directors maintain a robust list of potentially actionable acquisition opportunities across end markets to build scale, strengthen market position, enter new geographies globally, and expand into new product verticals. These potential targets cover both the Branded CPG and Flavors & Ingredients segments and include companies in a variety of sizes and geographies.
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

Flavors & Ingredients
All Flavors & Ingredients sales in the United States are made through our offices located in Mount Laurel, New Jersey and Richmond, Virginia, with technical support from our Flavors & Ingredients R&D department. Outside the United States, we sell our Flavors & Ingredients products from our Mount Laurel, New Jersey office, through our French and Chinese subsidiaries and through exclusive agents as well as independent distributors.
Marketing activity is conducted through our website, digital marketing strategy, tradeshows, R&D newsletters, and email campaigns to effectively reach the individuals who will make purchase to product development decisions at our customers at the R&D, procurement, and the executive levels.
Suppliers, Raw Materials and Procurement
Branded CPG
The primary raw materials used in our Branded CPG manufacturing processes are stevia leaf extract, monk fruit extract, erythritol, allulose, aspartame, sucralose, saccharin, organic sugar, organic honey, and dextrose. Packaging material used in the manufacturing process includes paper, shipping boxes, glass jars, cartons, stand-up pouches, and plastic bottles. Key ingredients are procured and available on a global scale. These ingredients are contracted forward, with additional supply available in all key markets.
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
We have an exclusive supply contract to purchase the output of licorice extract and certain licorice derivatives from a manufacturer with facilities in Central Asia. For the year ended December 31, 2022, our purchases from this supplier totaled approximately $9.1 million, representing 23.4% of our licorice raw material purchases for the year. In addition to a stable source of licorice raw material, we strive to maintain sufficient licorice raw material inventory and open purchase contracts to meet normal production needs for one or more years to overcome the natural variability in wild collected licorice root quality from various regions and crop cycles and ensure against temporary disruptions in supply.
Our licorice manufacturing and raw material sourcing process is also uniquely flexible in that we are able to use multiple types of commercially available licorice raw material including roots, intermediate licorice extracts and licorice derivatives produced by third parties. This manufacturing and raw material sourcing flexibility enables us to maximize the value of our raw material purchases and inventory investments and to respond quickly to new business opportunities by utilizing intermediate raw material.
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

In 2022, we generated approximately 66% of our revenue in North America, approximately 17% of our revenue in Europe, approximately 10% of our revenue in Asia Pacific, approximately 4% of our revenue in IMEA and approximately 3% of our revenue in Latin America. In 2022, one customer accounted for more than 10% of our total sales, representing 14.1% of total sales. One customer accounted for more than 10% of total sales in 2021, but no single customer accounted for more than 10% of total sales in 2020.
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
Competition
We believe that we are a leader in many of our served markets. Although our businesses generally operate in highly competitive markets, our competitive position cannot be determined accurately in the aggregate or by segment, since none of our competitors offer all of the same product and service lines or serve all of the same markets as we do. Because of the range of the products and services we sell and the variety of markets we serve, we encounter a wide variety of competitors, including well-established regional competitors and competitors who are more specialized than we are in particular markets.
Key competitive factors vary among our businesses and product and service lines, but include the specific factors noted above with respect to each segment and typically also include price, quality, performance, delivery speed, applications expertise, distribution channel access, service and support, technology and innovation, breadth of product, service and brand name recognition.
We believe that the principal competitive factors in distributing tabletop sweeteners are product taste, consumer brand recognition, ingredient preference, and price. The low-calorie tabletop sweetener market is currently well served at a variety of price points by a number of well-established competitors. We believe that the entrance of a new competitor using existing sweetening ingredients would find it challenging to overcome a highly loyal consumer base, established relationships with worldwide trade and distribution networks, the expense of brand building and lack of product differentiation. As such, we have experienced very little new competition within the alternative sweetener market globally.

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
Our primary Flavors & Ingredients international manufacturing facilities are currently Global Food Safety Initiative (“GFSI”)-certified and all facilities are registered with the FDA. Each manufacturing facility is monitored using coordinated quality departments located in the U.S., France and China to ensure that all product shipped is in compliance with quality and regulatory requirements. In addition to food manufacturing regulations, we operate in compliance with OSHA requirements and with applicable federal, state, local and international environmental laws and regulations. Safety training programs are maintained at each facility to educate employees on food safety and workplace safety requirements.
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
Human Capital Resources
Whole Earth Brands is a global company, with approximately 760 employees operating in 15 countries. Our employees are engaged in a number of key functions, including operations, sales, R&D and administration. Approximately 38% of our employees are based in North America and approximately 62% of our employees are based outside of North America. The vast majority of our employees work full-time, with approximately 57% working at global production facilities and others working at office locations or R&D facilities.
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
Diversity, Equity and Inclusion
We believe that everyone should be welcomed, encouraged, and respected at Whole Earth Brands. By living our core values every day, we create an environment where the diverse backgrounds and experiences of our employees enable us to thrive. Globally, approximately 52% of our employees are men and approximately 48% of our employees are women.

Employee Health and Safety
The safety and well-being of our employees is of utmost importance. We train our employees on workplace safety, including how to follow our written safety standards and procedures, the law pertaining to workplace safety, and how to watch for and report anything potentially harmful.
To ensure that Whole Earth Brands employees and their families in every country in which we operate have access to free support and resources for topics related to their health and well-being, we provide our employees with a global employee assistance program at no cost to them.
Total Rewards
In addition to the importance we place on the health, satisfaction and security of our employees and their families, our ability to attract and retain a workforce with the skills critical to our business operations is equally important. We provide a total rewards package that offers valuable and market competitive compensation and benefit plans. These programs reflect our commitment to attracting and retaining top talent, and keeping our employees and their families healthy and secure. Our compensation philosophy is to pay for performance, and we do so through short-term and long-term incentives, all tied to business performance.
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
Environmental, Social and Governance
Our Environmental, Social and Governance (“ESG”) initiatives are intended to enable our business to have a positive impact across product development, ingredient sourcing, manufacturing, and hiring. Our ESG priorities center on three pillars: advance sustainably, support thriving workers and communities, and enable healthier lifestyles. We have developed certain measurable targets in order to guide our ESG efforts with respect to (i) climate; (ii) packaging; (iii) waste and water; (iv) responsible sourcing; (v) diversity, equity and inclusion; (vi) innovation and transparency; and (vii) equitable access.
Corporate Information
Our principal executive offices are located at 125 S. Wacker Drive, Suite 1250, Chicago, IL 60606, and our telephone number is (312) 840-6000. We maintain a website at www.wholeeearthbrands.com. The information contained on our website is not intended to form a part of, or be incorporated by reference into, this Annual Report on Form 10-K.
Available Information
Access to all of our SEC filings, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, is provided, free of charge, on our website (www.wholeearthbrands.com) as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Additionally, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
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

Risks Related to Our Branded CPG Segment
Rapid growth of natural sweetener products may not be sustainable and launches of new products may not be successful.
The rapid net sales growth experienced in our natural sweetener category may not be sustainable long term and could moderate in the coming years or quarters. In addition, adoption of the Whole Earth®, Pure Via®, Wholesome® and Swerve® brands may be slower or cost more than has been historically experienced. New sweeteners may be introduced into the market which could impact net sales growth and our competitors with substantially greater resources than us may be more responsive to changes within the industry and be better equipped to introduce new products more quickly.
We must expend resources to maintain consumer awareness of our brands, build brand loyalty and generate interest in our products. Our marketing strategies and channels will evolve and our programs may or may not be successful.
We believe that our consumer-packaged goods are broadly known and followed in the United States and many other countries in which we operate. In order to remain competitive, keep shelf placement for our products and expand, we may need to increase our marketing and advertising spending to maintain and increase consumer awareness, protect and grow our existing market share or promote new products, which could affect our operating results. Substantial advertising and promotional expenditures may be required to maintain or improve our brands’ market positions or to introduce new products to the market, we and other participants in our industry are increasingly engaging with non-traditional media, including consumer outreach through social media and web-based channels, which may not prove successful. An increase in our marketing and advertising efforts may not maintain our current reputation, or lead to increased brand awareness. In addition, we consistently evaluate our product lines to determine whether or not to discontinue certain products. Discontinuing product lines may increase our profitability but could reduce our sales and hurt our brands, and a reduction in sales of certain products could result in a reduction in sales of other products. The discontinuation of product lines may have an adverse effect on our business, financial condition and results of operations.
Health-related allegations could damage consumer confidence in our products.
Periodically, claims are made regarding the safety of artificial sweeteners consumption. Past claims include allegations that artificial sweeteners lead to various health problems. Although we believe that we have been successful in presenting scientific evidence to dispute these claims and restore consumer confidence in the face of each of these claims, there can be no assurance that we will be similarly successful if health-related allegations are made in the future. If consumers lose confidence in the safety of our products, regardless of the accuracy or ability to support such claims, our sales and margins would be negatively impacted. Furthermore, actions by the FDA and other federal, state or local agencies or governments, domestically or abroad, may impact the acceptability of or access to certain sweeteners. For example, the FDA could ban or recall certain sweeteners for safety reasons.
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
Some of the products we sell are produced for us by third parties and such third parties may not have adequate quality control standards to ensure that such products are not adulterated, misbranded, contaminated or otherwise defective. Any of the above circumstances could necessitate a voluntary or mandatory recall, a need to change a product’s labeling or other consumer safety concerns. Any widespread product recall, whether voluntary or mandatory, may result in significant loss due to the costs of a recall, related legal claims, including claims arising from bodily injury or illness caused by our products, the destruction of product inventory, lost sales due to product unavailability, or unfavorable change in customer sentiment of our products. In addition, we license our brands for use on products produced and marketed by third parties, for which we receive royalties. We, as well as the manufacturers of our products, may be subject to claims made by consumers as a result of products manufactured by these third parties which are marketed under our brand names.

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
We currently rely upon external manufacturers in the U.S., as well as internal manufacturing in the Czech Republic and Decatur, Alabama, a number of key tollers, external manufacturers, packaging suppliers, ingredient suppliers, and 3PL (logistics) vendors globally. There are a limited number of manufacturing service suppliers, ingredient and packaging suppliers with the capability and capacity to meet our strict product requirements effectively. Failure by our external manufacturers, internal plants, ingredients or packaging suppliers to manufacture or supply, as applicable, or our logistics vendors to transport our products, in accordance with our agreements with each supplier could result in inventory shortages. Our manufacturer, supplier, and distributor base may be adversely affected by factors beyond our control. Higher prices for natural gas, propane, electricity and other fuels may also increase our ingredient, production and delivery costs. Inventory practices and redundant sourcing contingencies have been established in the event of protracted product supply interruptions; however, regulatory, manufacturing, and replenishment lead times for contingent sources could extend beyond safety stock coverage, which would negatively impact earnings and cash flows and impair our ability to operate our business.
Additionally, we use exclusive distributors in certain jurisdictions for our products. Our Branded CPG segment would suffer disruption if these distributors were to fail to perform their expected services or to effectively represent us, which could adversely affect our business.
Risks Related to Our Flavors & Ingredients Segment
Our business is heavily dependent on sales to the worldwide tobacco industry, and negative developments and trends within the tobacco industry could have a material adverse effect on our business, financial condition and results of operations.
In 2022, approximately 31.3% of our Flavors & Ingredients sales and 6.7% of our consolidated net revenues were to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. Changing public attitudes toward tobacco products, an increased emphasis on the public health aspects of tobacco product consumption, increases in excise and other taxes on tobacco products and an expansion of tobacco regulations in a number of countries have contributed significantly to a worldwide decline in consumption. Continued negative developments and trends within the tobacco industry could have a material adverse effect on our Flavors & Ingredients business, financial condition and results of operations.
Additionally, the tobacco industry has been subject to increased governmental taxation and regulation and in recent years has been subject to substantial litigation and these trends are likely to continue and will likely negatively affect tobacco product consumption and tobacco product manufacturers.
Producers of tobacco products are subject to regulation in the United States at the federal, state and local levels, as well as in foreign countries. The FDA has the power to limit the type or quantity of additives that may be used in the manufacture of tobacco products in the United States. This power has been extended to include e-cigarettes and other electronic nicotine delivery systems (“ENDS”). Actions by the FDA and other federal, state or local agencies or governments may impact the acceptability of or access to tobacco products, limit consumer choice as to tobacco products, delay or prevent the launch of new or modified tobacco products, require the recall or other removal of tobacco products from the marketplace (for example, as a result of product contamination, rulemaking that bans menthol, a determination by the FDA that one or more tobacco products do not satisfy the statutory requirements for substantial equivalence, because the FDA requires that a currently-marketed tobacco product proceed through the pre-market review process or because the FDA otherwise determines that removal is necessary for the protection of public health), restrict communications to tobacco consumers, restrict the ability to differentiate tobacco products, or otherwise significantly increase the cost of doing business, or restrict or prevent the use of specified tobacco products in certain locations or the sale of tobacco products by certain retail establishments. For example, in 2020, the FDA issued a statement effectively banning certain unauthorized ENDS products containing flavors other than tobacco or menthol which had previously constituted a significant percentage of the overall revenues of that category. Similarly, in April 2022, the FDA proposed a rule that would ban all characterizing flavors (other than tobacco) in cigars and cigarillos within the next year.
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
Restrictions on certain licorice components vary worldwide, as countries, or states may have varying limits on specific components. Regulations issued by state, federal and foreign governments and agencies and any modification to interpretation and/or enforcement of those regulations, may impact the potential markets for our Flavors & Ingredients products. As further research is conducted on raw materials and testing technology and capabilities increase, additional items may be identified within the natural licorice matrix which may be a source for limitation of application of our Flavors & Ingredients products.
Our Flavors & Ingredients products are currently marketed as natural flavors in the U.S. and other major markets. As the definition of “natural” varies throughout the world, changes in worldwide governmental regulatory agency definitions of natural may impact the potential market for our Flavors & Ingredients products.
European Union regulators are currently evaluating the health effects of 15 ingredients, including licorice, used in tobacco products pursuant to the Tobacco Products Directive (“TPD”), a directive that places limits on the sale and merchandising of tobacco and tobacco related products in member countries. An adverse recommendation by the European Union to reduce or eliminate the use of licorice in cigarettes sold in the European Union would have a negative impact on our revenues and operations in Europe. While the European Union has not enacted any new rules or regulations regarding the inclusion of licorice as an additive in cigarettes, in recent years, our sales of licorice to be used in tobacco products to be sold in Europe have declined.

Changes in our relationships with our suppliers could have a material adverse effect on our Flavors & Ingredients business, financial condition and results of operations.
We operate a complex supply chain which is critical to our Flavors & Ingredients operations. In the event of disruption, we may face operational risk that could result in carrying inadequate supplies to meet our customer demand. If we are unable to manage our supply chain efficiently, our operating costs could increase and our profit margins could decrease.
Our Flavors & Ingredients business is dependent on our relationships with suppliers of licorice raw materials (which includes licorice root, intermediary licorice extract and licorice derivatives). The licorice raw materials we purchase originate in Afghanistan, the Peoples’ Republic of China, Pakistan, Iraq, Azerbaijan, Uzbekistan, Turkmenistan, Kazakhstan, Tajikistan, Georgia, Armenia, Russia and Turkey. During 2022, one of our suppliers of licorice raw materials supplied approximately 23.4% of our total licorice raw materials purchases. We have an exclusive supply arrangement with a manufacturer of licorice extract and crude derivatives in Central Asia. The agreement expires in October 2025 and gives us the right to purchase all of the licorice products manufactured at the facility. Although alternative sources of licorice raw materials are available to us, we could incur higher costs if the supplier is unable to produce sufficient quantities of licorice raw materials at the quality levels required. If any material licorice raw materials supplier modifies its relationship with us, such a loss, reduction or modification could have a material adverse effect on our Flavors & Ingredients business, results of operations and financial condition.
Fluctuations in costs of licorice root and intermediary licorice extract could have a material adverse effect on our Flavors & Ingredients business, financial condition and results of operations.
The price of licorice raw materials was generally stable, except for higher transportation costs in 2022. The price of licorice raw materials is affected by many factors, including monetary fluctuations and economic, political and weather conditions, natural or man-made disasters, consumer demand and changes in governmental trade or agriculture programs in countries where our flavors and ingredients suppliers are located. Although we often enter into purchase contracts for these products, significant or prolonged increases in the prices of licorice raw materials could have a material adverse effect on our Flavors & Ingredients business, results of operations and financial condition.
We are subject to risks associated with economic or political instability in countries in which we source licorice root and intermediary licorice extract.
We purchase licorice raw materials from various suppliers including in Afghanistan, the People’s Republic of China, Pakistan, Iraq, Azerbaijan, Uzbekistan, Turkmenistan, Kazakhstan, Tajikistan, Georgia, Armenia, Russia and Turkey. These countries and regions have, from time-to-time, been subject to political instability, corruption and violence. Producers of intermediary licorice extract are located primarily in the People’s Republic of China, Iraq and Central Asia. Our wholly-owned derivative manufacturing facilities, the primary source of our licorice derivatives, are located in the People’s Republic of China. Economic or political instability, government intervention or civil unrest in these countries and regions could have a material adverse effect on our Flavors & Ingredients business, results of operations and financial condition. In response to the ongoing military conflict between Russia and Ukraine, the United States and European Union imposed a number of sanctions and export control restrictions on Russia that continue to evolve. Furthermore, military action as well as continuing threats of terrorist attacks and unrest, have caused instability in the world’s financial and commercial markets and have significantly increased political and economic instability in some of the countries and regions from which our raw materials originate. Acts of terrorism and threats of armed conflicts in or around these countries and regions could adversely affect our Flavors & Ingredients business, results of operations and financial condition in ways we cannot predict at this time.
Any failure to maintain the quality of our manufacturing processes or raw materials could harm our operating results.
The manufacture of our Flavors & Ingredients products is a multi-stage process that requires the use of high-quality materials and manufacturing technologies. We are dependent on our suppliers to provide licorice raw materials meeting our quality standards. In spite of stringent quality controls, weaknesses in process control or minute impurities in materials may cause a substantial percentage of a product in a lot to be defective. If we were not able to maintain our manufacturing processes or stringent quality controls, or if contamination problems arise, the operating results of our Flavors & Ingredients business would be harmed.

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
We operate in a highly competitive industry and compete with companies that have greater capital resources, facilities and diversity of product lines. Increased competition for products could result in decreased demand for our products and, reduced volumes and/or prices, each of which would reduce our sales and margins and have a material adverse effect on our business, financial condition and results of operations.
Our Flavors & Ingredients customers are under pressure to reduce costs, which could cause them to reformulate their products and substitute cheaper ingredients for our products. The ingredients industry is also undergoing consolidation. Consolidation may enable our customers to negotiate lower prices for our Flavors & Ingredients products. These customer and industry pressures may result in lower sales of our Flavors & Ingredients products and/or lower margins on our Flavors & Ingredients sales.
With respect to our Branded CPG segment, our competitors might also introduce new low-calorie sweeteners and other alternatives to sugar. To the extent that current users of our Branded CPG products switch to other low-calorie sweeteners or sugar alternatives, there could be a decrease in the demand for our products. In addition, competitors with larger marketing budgets can influence consumer preferences. There is no assurance that Branded CPG’s existing marketing spending is sufficient to stay competitive with other product manufacturers.
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
There is growing concern that a gradual rise in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe, and increase the frequency, severity, and duration of extreme weather conditions and natural disasters, and water scarcity and poor water quality. These events could adversely impact the manufacturing or delivery of raw materials required for our products, disrupt the operation of our supply chain and the productivity of our contract manufacturers, increase our production costs, impose capacity restraints and impact the purchases of our products and services.
In many countries, governmental bodies are proposing and enacting new or additional legislation and regulations to address the potential impacts of climate change, including, among other regulations, the Corporate Sustainability Reporting Directive (“CSRD”) adopted by the European Parliament in November 2022 (which requires us to report detailed information on climate and other ESG-related matters in the coming years), the European Union’s proposed Corporate Sustainability Due Diligence Directive and the SEC’s proposed climate change rules. If we, our suppliers or others in our value chain, are required to comply with these laws and regulations in the future, or if we choose to take voluntary steps to reduce or mitigate our impact on climate change, we may experience increased costs for compliance, reporting, supply chain management and due diligence, energy, production, transportation, and raw materials, increased capital expenditures, or increased insurance premiums and deductibles, which could adversely impact our operations. Additionally, we use natural gas, diesel, fuel, gasoline, propane, electricity and other fossil fuel-based resources in our operations, all of which could face increased regulation and increased prices as a result of climate change or other environmental concerns. Inconsistency of legislation and regulations among jurisdictions may also affect the costs of compliance with such laws and regulations. Any assessment of the effects of climate change, potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change in the countries in which we operate and could negatively affect our business, financial condition, results of operations and cash flows.
Our failure to adequately address sustainability and ESG concerns of stakeholders or respond to changing ESG regulations may harm our reputation and have a material adverse impact on our business.
Governmental authorities, non-governmental organizations, customers, investors, external stakeholders and employees are increasingly sensitive to sustainability and ESG concerns, such as diversity and inclusion, climate change, water use, recyclability or recoverability of packaging, and plastic waste. In addition, governments and the public expect companies like us to take responsibility for and report on compliance with various human rights, responsible sourcing and environmental practices, as well as other actions of our third-party contractors around the world. This focus on ESG concerns and changing regulation, such as the CSRD, may lead to new requirements that could result in increased costs associated with developing, manufacturing and distributing our products and increased costs associated with compliance and reporting. Moreover, the standards by which ESG matters are measured are developing and evolving, and certain areas are subject to assumptions that could change over time. A variety of organizations measure performance on ESG topics, including on topics such as the cost, even if unintended, of our actions on climate change and inequality in society. Our ability to compete could also be affected by changing customer preferences and requirements, such as growing demand for more environmentally friendly products, packaging or supplier practices, and by failure to meet such customer expectations or demand. While we strive to improve our ESG performance, we risk negative stockholder reaction, including from proxy advisory services, as well as damage to our brand and reputation, if we do not act responsibly, or if we are perceived to not be acting responsibly in key ESG areas, including environmental stewardship, product safety and quality, sustainable sourcing and packaging, support for local communities, diversity and inclusion, corporate governance and transparency, and addressing workers’ rights, or if our business changes in a manner that requires us to change our sustainability and ESG goals. Additionally, failure to achieve our publicly-disclosed sustainability and ESG goals or targets, or to meet the ESG expectations of our investors, employees, customers, ESG ratings agencies and other stakeholders, could negatively impact our reputation, hinder our access to capital, lead to reduced demand for our products, loss of customers, “greenwashing” and other claims, and other negative impacts on our business and results of operations.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been the result of various global macro-economic factors including the ongoing military conflict between Russia and Ukraine and inflationary pressures. Our business, financial condition, and results of operations may be materially adversely affected by conditions in the countries where we operate, the negative impact on the global economy, supply chain and capital markets resulting from the conflict in Ukraine, any other geopolitical tensions, or inflationary pressures.
We operate in many countries throughout the world. Economic and political changes in the countries where we market and produce our products, such as inflation rates, recession, foreign ownership restrictions, restrictions on transfer of funds into or out of a country and similar factors may adversely affect our results of operations. U.S. and global markets continue to experience volatility and disruption in connection with the geopolitical tensions and the ongoing military conflict between Russia and Ukraine. In February 2022, Russian troops began a full-scale military invasion of Ukraine. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has contributed to market disruptions, including significant volatility in commodity prices, higher interest rates and debt capital costs, diminished liquidity and credit availability, volatile capital markets, declines in consumer confidence and discretionary spending, as well as supply chain interruptions and increases in costs of certain raw materials and transportation, all of which have contributed to inflationary pressures globally. We are continuing to monitor inflation, the situation in Ukraine and global capital markets and assessing its potential impact on our business.
Although, to date, our business has not been materially impacted by the ongoing military conflict between Russian and
Ukraine, geopolitical tensions, or resulting market disruptions, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such matters may impact our business since the extent and duration of these matters are unpredictable. The geopolitical instability arising from such conflict, the imposition of sanctions, taxes and/or tariffs against Russia and Russia’s response to such sanctions (including retaliatory acts, such as cyber-attacks and sanctions against other countries) has contributed to volatility in the global economy or specific international, regional and domestic markets, which could have a material adverse effect on our business, results of operations or financial condition. The imposition of tariffs by the United States and other countries could have a material adverse effect on our businesses, financial condition and operations.
The ongoing novel coronavirus (COVID-19) outbreak has presented many challenges to our business and any future new travel and other restrictions may disrupt our business, including among other things, impacting our supply chain, and driving change in customer and consumer demand for our products.
The COVID-19 pandemic and responses thereto continue to create challenging and unprecedented conditions, including as infection rates and new variants continue to evolve.
Our business could in the future be, negatively impacted by decreases in disposable income, and declines in consumer confidence could cause a decrease in demand for our overall product set, particularly higher priced products; reduced workforce due to illness or restrictions related to communicable disease; the development and availability of effective treatments and vaccines for new variants; a shortage of qualified labor to support increased demand; any failure to make our products available to consumers by our manufacturing employees or third parties on which we rely, including but not limited to our suppliers, contract manufacturers, distributors, logistics providers and other business partners, and retailers that ultimately sell our Branded CPG products to consumers and customers of our Flavors & Ingredients business. The impact of, and associated responses to, the COVID-19 pandemic may have an adverse effect on other aspects of our business and operations. For example, we may incur increased costs or face operational challenges, including: increased manufacturing costs or decreased manufacturing capacity; increases in the costs, or reductions in the availability of timely delivery of, ingredients, packaging and other materials used in the manufacture of our products; increased labor costs; and other increased operating costs.
While we have experienced a net increase in the overall demand for our products during the COVID-19 pandemic, any of the foregoing factors, or other effects of the pandemic that are not currently foreseeable, could materially increase our costs, negatively impact our sales and damage our, financial condition, results of operations, cash flows and liquidity position. Our efforts to manage and mitigate these factors may be unsuccessful, and the effectiveness of these efforts to a certain extent depends on many factors beyond our control.

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
We are subject to the risks of evolving consumer preferences and nutritional and health-related concerns. To the extent that consumer preferences evolve away from low-calorie sweeteners, there will be a decreased demand for some of our Branded CPG products. Consumer perception that there are low-calorie tabletop and baking sweetener alternatives that are healthier or more natural could decrease demand for such products. Any shift in consumer preferences away from our Branded CPG products, including any shift in preferences from aspartame-based products, stevia leaf extract, monk fruit extract, allulose, erythritol, and organic nutritive sweeteners to other nutritive and low-calorie sweetener products could significantly decrease our revenues and cash flows and impair our ability to operate our Branded CPG business segment.
A portion of our Flavors & Ingredients revenues are derived from the sale of licorice to worldwide confectioners. To the extent that consumer preferences shift away from licorice-flavored candy, operating results relating to the sale of licorice to worldwide confectioners could be impaired, which could have a material adverse effect on our business, financial condition and results of operations. In addition, a portion of our revenues are derived from the sale of licorice derivatives to food processors for use as flavoring or masking agents. To the extent that consumer preferences evolve away from products that use licorice derivatives, operating results relating to the sale of licorice derivatives could be impaired, which could have a material adverse effect on our business, financial condition and results of operations.
We are heavily dependent on certain customers for a significant percentage of our net revenues.
The loss of or disruptions related to significant customers could result in a material reduction in sales or change in the mix of products we sell to a significant customer. In 2022, our top five Branded CPG customers accounted for approximately 31.6% of our Branded CPG net revenues. In 2022, our ten largest Flavors & Ingredients customers, three of which are manufacturers of tobacco products, accounted for approximately 56.1% of our Flavors & Ingredients net revenues. There can be no assurance that our customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past. This could materially and adversely affect our product sales, financial condition and results of operations.
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
There has been a marked increase in the use of social media platforms and similar channels that provide individuals with access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate, as is its effect. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is potentially limitless and may result in increased scrutiny by consumers, third parties, the media, governments, stockholders and other stakeholders. Information concerning our business and/or products, including public health concerns, illness, safety, security breaches of confidential consumer or employee information, employee related claims relating to alleged employment discrimination, health care and benefit issues or government or industry findings about our retailers, distributors, manufacturers or others across the industry supply chain may be posted on such platforms at any time. Negative views regarding our products and the efficacy of our products have been posted on various social media platforms, may continue to be posted in the future, and are outside of our control. Regardless of their accuracy or authenticity, such information and views may be adverse to our interests and may harm our reputation and brand. The harm may be immediate without affording an opportunity for redress or correction. Ultimately, the risks associated with any such negative publicity cannot be eliminated or completely mitigated and may materially and adversely affect our business, financial condition and results of operations.
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
Any infringement or misappropriation of our intellectual property could damage its value, dilute the value of our brand in the marketplace and limit our ability to compete. We rely on copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property. We may have to engage in litigation to protect our rights to our intellectual property, which could result in significant litigation costs and require significant amounts of management’s time. One or more adverse judgments with respect to these intellectual property rights could negatively impact our ability to compete and could adversely affect our results of operations and financial condition.
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
Our facilities and products are subject to laws and regulations administered by the FDA, and other federal, state, local, and foreign governmental agencies relating to the processing, packaging, storage, distribution, advertising, labeling, quality, and safety of food products. Our failure to comply with applicable laws and regulations could subject us to administrative penalties and injunctive relief, civil remedies, including fines, injunctions and recalls of our products. Our operations are also subject to regulations administered by the Environmental Protection Agency and other state, local and foreign governmental agencies. Failure to comply with these regulations can have serious consequences, including civil and administrative penalties and negative publicity. Any environmental or health and safety legislation or regulations enacted in the future, or any changes in how existing or future laws or regulations are enforced, administered or interpreted, as well as any material cost incurred in connection with liabilities or claims from these regulations may lead to an increase in costs, which could have a material adverse effect on our business, our consolidated financial condition, results of operations and/or liquidity.
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
Cybersecurity breaches of our or third-party systems, may cause confidential information belonging to us or our employees, customers, consumers, partners, suppliers, or governmental or regulatory authorities to be misused or breached. When risks such as these materialize, the need for us to coordinate with various third-party service providers and for third party service providers to coordinate amongst themselves, might increase challenges and costs to resolve related issues.
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
If we are subject to a successful cyber-attack, we may suffer damage to our key systems and/or data that could interrupt our operations, adversely impact our reputation and brands and expose us to increased risks of governmental investigation, litigation and other liability, any of which could adversely affect our business. Furthermore, responding to such an attack and mitigating the risk of future attacks could result in additional operating and capital costs in systems technology, personnel, monitoring and other investments.
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
In connection with the closing of the Wholesome Transaction on February 5, 2021, we entered into an amendment and restatement agreement (as amended pursuant to that certain First Amendment to Amended and Restated Loan Agreement,
dated June 15, 2022) which amended and restated our existing senior secured loan agreement dated June 25, 2020, as amended on September 4, 2020 (as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). The total indebtedness under the credit facility as of December 31, 2022 was $435.9 million, net of unamortized discounts. The obligations under our credit facilities are guaranteed by certain direct or indirect wholly-owned domestic subsidiaries of ours. Our credit facilities are secured by substantially all of our personal property and the guarantor subsidiaries (in each case, subject to certain exclusions and qualifications).
We are also permitted, under the terms of our credit facilities, to incur additional indebtedness, both under our credit facilities and otherwise. If such additional indebtedness is incurred, we may exacerbate the risks of our indebtedness described herein.
Our existing substantial indebtedness and any future indebtedness, if incurred, could:
•require us to dedicate a substantial portion of cash flow from operations to payments in respect of our indebtedness, instead of funding working capital, capital expenditures, potential acquisition opportunities, a level of marketing necessary to maintain the current level of sales and other general corporate purposes;

•increase the amount of interest that we have to pay, because our borrowings are at variable rates of interest, which will result in higher interest payments if interest rates increase, and, if and when we are required to refinance any of our indebtedness, an increase in interest rates would also result in higher interest costs;
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
Our ability to meet expenses and debt service obligations will depend on our future performance, which will be affected by financial, business, economic and other factors, potential changes in consumer and customer preferences and behaviors, the success of product and marketing innovation and pressure competitors. If we do not generate enough cash to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, reduce or delay capital expenditures, borrow more money or issue additional equity.
Our credit facilities contain financial and other covenants. The failure to comply with such covenants could have an adverse effect.
Our credit facilities contain certain financial and other covenants, and limitations on our and our subsidiaries’ ability to, among other things, incur additional indebtedness and make guarantees; incur liens on assets; engage in mergers or consolidations, dissolutions or other fundamental changes; sell assets; pay dividends and distributions or other restricted payments or repurchase stock; make investments, loans and advances, including acquisitions; amend organizational documents or other material agreements; enter into certain agreements that would restrict our and our subsidiaries’ ability to pay dividends; repay certain junior, unsecured or subordinated indebtedness; issue certain equity; engage in certain activities; and engage in certain transactions with affiliates, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. Any failure to comply with the restrictions of our credit facilities may result in an event of default under the credit facilities. Our contemplated credit facilities bear interest at variable rates. If market interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flow.
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
We cannot provide assurance that the due diligence conducted in relation to Merisant and MAFCO identified all material issues or risks associated with the Branded CPG or Flavors & Ingredients business or the industry in which they compete. Furthermore, we cannot provide assurance that factors outside of our control will not later arise. As a result of these factors, we may be exposed to liabilities and incur additional costs and expenses and we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in us reporting losses. Even if our due diligence had identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis, and we may not successfully integrate or achieve anticipated benefits and synergies of the Business Combination. If any of these risks materialize, they could have a material adverse effect on our financial condition and results of operations and could contribute to negative market perceptions about us or our securities.

As a result of the Business Combination, we inherited the historic liabilities of Merisant and MAFCO, including their historic tax liabilities. To the extent that there is any liability for historic tax exposure of any of the companies acquired through the Business Combination, this exposure can impact the value of our securities. Such exposure could also impact our tax liability for future years. As a part of the Business Combination, we have negotiated certain indemnities for historic tax liabilities, however, these indemnities do not cover all potential historical tax liabilities.
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
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
As of December 31, 2022, our facilities included 30 office, manufacturing, warehousing and administration facilities. Fifteen of these facilities are located in the United States in eight states, and the remaining locations are outside the U.S., primarily in Europe and Asia and, to a lesser extent, in Latin America and the Middle East. These facilities cover approximately 1,445,000 square feet, of which approximately 223,000 square feet are owned and 1,222,000 square feet are leased.
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
We currently maintain our principal executive offices at 125 S. Wacker Drive, Suite 1250, Chicago, IL 60606, and our telephone number is (312) 840-6000.
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
Holders
On March 10, 2023, there were approximately 15 holders of record of our Common Stock, which does not include the number of persons whose stock is in nominee or “street” name accounts through brokers.
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

Performance Graph
The following stock performance graph compares the cumulative total return of our common stock since it began trading on the NASDAQ on June 25, 2020 through December 31, 2022 with the cumulative total return of the S&P 500 Index and the S&P 1500 Packaged Foods & Meats Index. The graph assumes the value of the investment in our common stock and each index was $100 on June 25, 2020 and assumes reinvestment of any dividends. The stock price performance below is not necessarily indicative of future stock price performance.

$175.00
$150.00
$125.00
$100.00
$75.00
$50.00
$25.00
6/25/2020
12/31/2020
12/31/2021
12/31/2022
Whole Earth Brands, Inc.
S&P 500
S&P Composite 1500 Packaged Foods & Meats Index

Company Name / Index	June 25, 2020	December 31, 2020	December 31, 2021	December 31, 2022
Whole Earth Brands, Inc.	$100.00	$107.92	$106.34	$40.30
S&P 500	$100.00	$122.84	$158.11	$129.47
S&P Composite 1500 Packaged Foods & Meats Index	$100.00	$110.00	$124.34	$134.50
Item 6.    Reserved.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the other sections of this Annual Report on Form 10-K, including “Item 1. Business,” and our audited consolidated and combined financial statements and notes thereto. For purposes of this section, “Whole Earth Brands,” the “Company,” “we,” or “our” refer to (i) Mafco Worldwide & Merisant and their subsidiaries (“Predecessor”) for the period from January 1, 2020 through June 25, 2020 (referred to herein as a “Predecessor Period”) prior to the consummation of the Business Combination and (ii) Whole Earth Brands, Inc. and its subsidiaries (the “Successor”) for the period from June 26, 2020 through December 30, 2020 and the years ended December 31, 2021 and 2022 (the “Successor Period”) after the consummation of the Business Combination, unless the context otherwise requires.
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
•Branded CPG, comprised of our Merisant division of operating companies, Wholesome and Swerve, is a global CPG business focused on building a branded portfolio oriented toward serving consumers seeking better-for-you sweeteners across the zero calorie, plant-based, organic, non GMO, and Fair Trade spaces in zero/low calorie sweeteners, honey, agave baking mix, and baking chocolate segments. Our Branded CPG products are sold under both our flagship brands, as well as local and private label brands. Our flagship brands include Whole Earth®, Pure Via®, Wholesome®, Swerve®, Canderel®, Equal® and existing branded adjacencies.
•Flavors & Ingredients, comprised of our Mafco Worldwide division of operating companies, is a global, business-to-business focused operation with a long history as a trusted supplier of essential, functional ingredients to some of the CPG industry’s largest and most demanding customers. Our products provide a variety of solutions for our customers, including flavoring enhancement, flavor / aftertaste masking, moisturizing, product mouthfeel modification and skin soothing characteristics. Our Flavors & Ingredients segment operates as our licorice-derived products business.
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
On November 10, 2020, we executed and closed the Swerve Purchase Agreement. Swerve is a manufacturer and marketer of a portfolio of zero and reduced sugar, keto-friendly, and plant-based sweeteners and grain free, gluten free, and low/no sugar baking mixes. Upon the terms and subject to the conditions set forth in the Swerve Purchase Agreement, at the closing we purchased all of the issued and outstanding equity interests of both Swerve LLC and Swerve IP from RF Development, and both Swerve LLC and Swerve IP became wholly-owned subsidiaries of Whole Earth Brands. The transaction was structured to simultaneously sign and close and was not subject to any closing conditions.
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
Following the completion of the Earn-Out Period, we determined, in accordance with the terms of the Purchase Agreement, that the sellers were entitled to receive the Earn-Out Amount in full. We elected to satisfy part of the Earn-Out Amount in common stock and on February 23, 2022, issued 2,659,574 shares of the Company’s common stock. The remaining $30 million portion of the $55 million Earn-Out Amount was paid in cash which was funded from available capacity under our revolving credit facility. The settlement of the earn-out resulted in a non-cash gain of $1.1 million that was recorded in the first quarter of 2022, which represents the difference in the value of the common stock issued using the 20-day volume weighted average trading price per share as compared to the trading price on the date of issuance.
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

Covid-19 Impact
The COVID-19 pandemic has caused and continues to cause economic disruption and uncertainty in the U.S. and globally including as infection rates and new variants continue to evolve. We continue to closely monitor the impacts of the COVID-19 pandemic and remain focused on protecting the health and safety of our employees and maintaining our supply chain and inventory levels to meet customer demand. COVID-19 and its impacts are unprecedented. The extent of the pandemic’s impact on us will continue to depend upon our employees’ ability to work safely in our facilities, our customers’ ability to continue to operate or receive our products, the ability of our suppliers to continue to operate, and the level of activity and demand for the ultimate product and services of our customers or their customers.
Inflation and Supply Chain Impact
During 2022, we have continued to experience inflationary cost increases in raw materials and transportation costs, as well as supply chain challenges. We expect these cost pressures and supply chain challenges to continue in 2023. These cost increases have resulted in and could continue to result in negative impacts to our results of operations. However, we have taken measures to mitigate the impact of these inflationary pressures by implementing pricing actions.
There continues to be an increasingly competitive labor market at certain of our manufacturing facilities that has led too an increase in employee turnover and changes in the availability of our workers due to, among other things COVID-19 related absences. Labor shortages and increased turnover rates have resulted in and could continue to result in increased costs and could negatively impact our ability to meet customer demand. However, we expect we will be able to deliver products to fulfill customer orders on a timely basis and we intend to continue to monitor customer demand along with our supply chain and logistics capabilities to drive our business and meet our obligations.
Results of Operations
Consolidated
(In thousands of dollars)

	(Successor)			(Predecessor)
	Year Ended December 31, 2022	Year Ended December 31, 2021	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020
Product revenues, net	$538,272	$493,973	$147,168	$128,328
Cost of goods sold	398,060	335,218	101,585	77,627
Gross profit	140,212	158,755	45,583	50,701

Selling, general and administrative expenses	99,735	113,141	44,616	43,355
Amortization of intangible assets	18,623	18,295	6,021	4,927
Asset impairment charges	46,500	—	—	40,600
Restructuring and other expenses	—	4,503	1,052	—

Operating (loss) income	(24,646)	22,816	(6,106)	(38,181)

Change in fair value of warrant liabilities	1,232	29	—	—
Interest expense, net	(30,600)	(24,589)	(4,371)	(238)
Loss on extinguishment and debt transaction costs	—	(5,513)	—	—
Other income (expense), net	1,051	196	(578)	801
Loss before income taxes	(52,963)	(7,061)	(11,055)	(37,618)
Provision (benefit) for income taxes	5,789	(7,144)	(2,618)	(3,482)
Net (loss) income	$(58,752)	$83	$(8,437)	$(34,136)

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Product revenues, net. Product revenues, net for the year ended December 31, 2022 were $538.3 million, an increase of $44.3 million, or 9.0%, from $494.0 million for the year ended December 31, 2021 due to a $33.5 million increase in product revenues at Branded CPG and a $10.8 million increase in product revenues at Flavors & Ingredients. The increase in Branded CPG revenues was primarily a result of a full year of Wholesome (acquired February 5, 2021), as well as price increases, partially offset by declines in volume and unfavorable impacts from foreign exchange, as further discussed below. The increase in Flavors & Ingredients revenues was primarily driven by volume growth and price increases, partially offset by unfavorable impacts from foreign exchange, as further discussed below.
Cost of goods sold. Cost of goods sold for the year ended December 31, 2022 was $398.1 million, an increase of $62.8 million, or 18.7%, from $335.2 million for the year ended December 31, 2021. The increase was primarily due to a $36.3 million increase in costs as a result of a full year of Wholesome (acquired February 5, 2021), as well as costs associated with the new production operations at Branded CPG and increased logistics, energy and raw materials costs due to inflationary pressures, partially offset by a $1.0 million decline in stock-based compensation expense.
Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2022 were $99.7 million, a decrease of $13.4 million, or 11.8%, from $113.1 million for the year ended December 31, 2021. The decrease was primarily due to a $13.5 million decline in public company readiness and acquisition related transaction expenses, a $5.3 million decrease in marketing costs, and a $2.2 million decrease in stock-based compensation expense, partially offset by $1.4 million of severance and related expenses, a $2.1 million increase in bonus expense, higher salaries from increased headcount in the second half of 2021 and increases in other corporate expenses including higher professional fees and insurance expense.
Amortization of intangible assets. Amortization of intangible assets for the year ended December 31, 2022 was $18.6 million, an increase of $0.3 million, or 1.8%, from $18.3 million for the year ended December 31, 2021 primarily due to amortization expense related to the intangible assets acquired as part of the Wholesome acquisition on February 5, 2021.
Asset impairment charges. Asset impairment charges were $46.5 million for the year ended December 31, 2022. The Company determined that the carrying values of the North America and LATAM reporting units within Branded CPG exceeded their respective fair values and as a result, the Company recognized non-cash goodwill impairment charges of $42.5 million related to the North America reporting unit and $4.0 million related to the LATAM reporting unit.
Restructuring and other expenses. Restructuring and other expenses were $4.5 million for the year ended December 31, 2021 and related primarily to certain disposal costs at our Camden, New Jersey facility, which was sold in the second quarter of 2021.
Change in fair value of warrant liabilities. Change in fair value of warrant liabilities for the year ended December 31, 2022 was a non-operating gain of $1.2 million, compared to a non-operating gain of $0.03 million for the year ended December 31, 2021, which is net of a $1.2 million non-operating gain that relates to the fiscal year ended December 31, 2020. See Notes 1, 8 and 9 to our audited consolidated and combined financial statements for further discussion.
Interest expense, net. Interest expense, net for the year ended December 31, 2022 was $30.6 million, an increase of $6.0 million, or 24.4%, from $24.6 million for the year ended December 31, 2021. The increase was primarily due to higher debt levels under our revolving credit facility and rising interest rates during the year ended December 31, 2022 compared to the year ended December 31, 2021.
Other income (expense), net. Other income (expense), net for the year ended December 31, 2022 was income of $1.1 million, an increase of $0.9 million from income of $0.2 million for the year ended December 31, 2021. The increase was primarily due to a $1.1 million non-cash gain related to the settlement of the Wholesome acquisition earn-out as further described above.

Provision (benefit) for income taxes. The provision for income taxes for the year ended December 31, 2022 was $5.8 million which relates primarily to current and deferred foreign taxes in connection with our operations in China, France and Switzerland partially offset by a deferred tax benefit in the U.S. The tax benefit on our U.S. operating loss was limited as it included an impairment of non-deductible goodwill and interest deductions within the U.S for which no tax benefit was provided. The benefit for income taxes for the year ended December 31, 2021 was $7.1 million.
The effective tax rate for the year ended December 31, 2022 was (10.9)%. The effective tax rate differs from the statutory federal rate of 21% primarily due to the impairment of non-deductible goodwill for which no tax benefit was provided, the U.S. tax effect of international operations including Global Intangible Low-Taxed Income (“GILTI”) and a limited benefit on current year interest deductions within the U.S.
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
Selling, general and administrative expenses. SG&A expenses were $113.1 million for the year ended December 31, 2021. SG&A expenses for the combined year ended December 31, 2020 were $88.0 million, including $44.6 million for the period from June 26, 2020 through December 31, 2020 and $43.4 million from January 1, 2020 through June 25, 2020. SG&A expenses increased $25.2 million, or 28.6%, primarily due to a $3.3 million increase in acquisition related transaction expenses, $17.0 million of SG&A expenses from the acquisitions of Wholesome and Swerve, a $3.2 million increase in bonus expense (the prior year included a reversal of $2.3 million of bonus expense in the third quarter of 2020 for certain employees who received a one-time grant of restricted stock units in lieu of an annual cash bonus for 2020), a $5.6 million increase in stock-based compensation expense, a $2.6 million increase in insurance expense, and a $2.4 million increase in marketing costs, partially offset by transaction bonuses of $11.2 million recorded in 2020.
Amortization of intangible assets. Amortization of intangible assets was $18.3 million for the year ended December 31, 2021. Amortization of intangible assets for the combined year ended December 31, 2020 was $10.9 million, including $6.0 million for the period from June 26, 2020 through December 31, 2020 and $4.9 million from January 1, 2020 through June 25, 2020. Amortization of intangible assets increased $7.3 million, or 67.1%, primarily due to the amortization expense related to the intangible assets acquired as part of the Wholesome and Swerve acquisitions.

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
Provision (benefit) for income taxes. The income tax benefit was $7.1 million for the year ended December 31, 2021. The income tax benefit for the combined year ended December 31, 2020 was $6.1 million, including $2.6 million for the period from June 26, 2020 through December 31, 2020 and $3.5 million for the period from January 1, 2020 through June 25, 2020.
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
Results of Operations by Segment
Branded CPG

	(Successor)			(Predecessor)
(In thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020
Product revenues, net	$422,638	$389,174	$96,857	$80,749
Operating (loss) income	(30,182)	34,918	13,463	(5,055)

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Segment product revenues, net. Product revenues, net for Branded CPG for the year ended December 31, 2022 were $422.6 million, an increase of $33.5 million, or 8.6%, from $389.2 million for the year ended December 31, 2021, primarily driven by a $40.1 million increase in revenues at Wholesome due to a full year of results in 2022 (acquired February 5, 2021) as well as both higher pricing and volume. This increase was partially offset by a $6.6 million decline in revenues for all other Branded CPG business as a $10.1 million increase in sales largely due to higher pricing was more than offset by a $6.2 million decline in sales due to the discontinuance of certain private label contracts and a $10.5 million unfavorable impact of foreign exchange.
Segment operating (loss) income. Operating loss for Branded CPG for the year ended December 31, 2022 was $30.2 million, a decrease of $65.1 million from operating income of $34.9 million for the year ended December 31, 2021, primarily due to the $46.5 million non-cash goodwill impairment charge, an increase in costs associated with new production operations of $14.9 million, increased logistics, energy and raw materials costs due to inflationary pressures, partially offset by a $6.4 million increase in operating income at Wholesome driven by a full year of results (acquired February 5, 2021), a $5.3 million decrease in marketing costs, and a $1.2 million reduction in stock-based compensation expense in the segment.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Segment product revenues, net. Product revenues, net for Branded CPG for the year ended December 31, 2021 were $389.2 million. Product revenues, net for Branded CPG for the combined year ended December 31, 2020 were $177.6 million, including $96.9 million for the period from June 26, 2020 through December 31, 2020 and $80.7 million from January 1, 2020 through June 25, 2020. Product revenues, net for Branded CPG increased $211.6 million primarily due to $203.6 million of revenues as a result of the acquisitions of Wholesome and Swerve, $2.8 million of global organic Branded CPG growth and a $5.2 million favorable impact of foreign exchange.
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
Flavors & Ingredients

	(Successor)			(Predecessor)
(In thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020
Product revenues, net	$115,634	$104,799	$50,311	$47,579
Operating income (loss)	32,505	21,860	(2,645)	(23,718)
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Segment product revenues, net. Product revenues, net for Flavors & Ingredients for the year ended December 31, 2022 were $115.6 million, an increase of $10.8 million, or 10.3%, from $104.8 million for the year ended December 31, 2021, primarily driven by increases in licorice extracts and pure derivatives primarily due to volume and price growth, partially offset by a $2.2 million unfavorable impact of foreign exchange .

Segment operating income (loss). Operating income for Flavors & Ingredients for the year ended December 31, 2022 was $32.5 million, an increase of $10.6 million, or 48.7%, from $21.9 million for the year ended December 31, 2021, primarily driven by increased revenue of $10.8 million and a $4.5 million decrease in restructuring and other expenses included in the prior year results that did not re-occur in 2022, partially offset by a $4.6 million increase in cost of goods sold. The increase in cost of goods sold was largely due to the increase in revenue as well as a $2.9 million unfavorable change in amortization of purchase accounting adjustments related to inventory revaluations in the year ended December 31, 2022 (benefit of $2.5 million in the year ended December 31, 2022 compared to a benefit of $5.5 million in the year ended December 31, 2021).
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Segment product revenues, net. Product revenues, net for Flavors & Ingredients for the year ended December 31, 2021 were $104.8 million. Product revenues, net for Flavors & Ingredients for the combined year ended December 31, 2020 were $97.9 million, including $50.3 million for the period from June 26, 2020 through December 31, 2020 and $47.6 million from January 1, 2020 through June 25, 2020. Product revenues, net for Flavors & Ingredients increased $6.9 million, or 7.1%, primarily driven by increases in licorice extracts and our Magnasweet® product lines.
Segment operating income (loss). Operating income for Flavors & Ingredients for the year ended December 31, 2021 was $21.9 million. Operating loss for Flavors & Ingredients for the combined year ended December 31, 2020 was $26.4 million, including $2.6 million for the period from June 26, 2020 through December 31, 2020 and $23.7 million from January 1, 2020 through June 25, 2020. Operating income for Flavors & Ingredients increased $48.2 million, primarily due to higher revenues, asset impairment charges totaling $29.5 million and transaction bonuses of $4.2 million, both included in the prior year results that did not re-occur in 2021, a favorable change in purchase accounting adjustments related to inventory of $14.1 million (benefit of $5.5 million in 2021 compared to expense of $8.6 million in 2020), a $1.5 million reduction in salaries as a result of position eliminations in 2020 and 2021, and lower operating expenses related to the Camden facility that was sold in the second quarter of 2021, partially offset by a $3.5 million increase in facility closure and restructuring costs, a $0.9 million increase in stock-based compensation expense and a $1.0 million increase in amortization expense due to purchase accounting revaluations of intangible assets.
Corporate

	(Successor)			(Predecessor)
(In thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020
Operating loss	$(26,969)	$(33,962)	$(16,924)	$(9,408)
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Operating loss. Operating loss for Corporate for the year ended December 31, 2022 was $27.0 million, a decrease of $7.0 million or 20.6% from $34.0 million for the year ended December 31, 2021, primarily driven by an $11.7 million decrease in acquisition related transaction expenses and public company readiness expenses, partially offset by a $2.0 million increase in compensation expense (primarily due to increased headcount in the second half of 2021) and increases in other corporate expenses including professional fees and insurance expense.
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
As of December 31, 2022, we had cash and cash equivalents of $28.7 million. Our principal source of liquidity is our cash from operations. We also have access to credit markets, if needed, for liquidity or general corporate purposes, including our revolving credit facility. We believe our sources of liquidity and capital, and our credit facilities will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months. Overall, we do not anticipate negative effects to our funding sources that would have a material effect on our liquidity. However, in connection with the COVID-19 pandemic and other recent global events, if a serious economic crisis ensues, it could have a material adverse effect on our liquidity, results of operations and financial condition.
The following table shows summary cash flow information for the years ended December 31, 2022 and December 31, 2021, and the periods from June 26, 2020 through December 31, 2020 and January 1, 2020 through June 25, 2020 (in thousands):

	(Successor)			(Predecessor)
	Year Ended December 31, 2022	Year Ended December 31, 2021	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020
Net cash (used in) provided by operating activities	$(5,810)	$9,482	$(9,445)	$19,908
Net cash used in investing activities	(8,419)	(197,913)	(282,122)	(3,532)
Net cash provided by (used in) financing activities	16,525	199,330	252,216	(16,924)
Effect of exchange rates on cash and cash equivalents	(1,916)	499	714	215
Net change in cash and cash equivalents	$380	$11,398	$(38,637)	$(333)
Operating activities. Net cash used in operating activities was $5.8 million for the year ended December 31, 2022 compared to cash provided by operating activities of $9.5 million for the year ended December 31, 2021. The decrease in cash was primarily attributable to unfavorable working capital changes, higher income tax and interest payments and lower cash flows from operating results during the year ended December 31, 2022. Cash paid for interest for the year ended December 31, 2022 was $28.4 million compared to $21.2 million for the year ended December 31, 2021. Cash paid for income taxes, net of income tax refunds, was $9.1 million for the year ended December 31, 2022 compared to $4.5 million for the year ended December 31, 2021.
Net cash provided by operating activities was $9.5 million for the year ended December 31, 2021, a decrease of $1.0 million compared to $10.5 million for the combined year ended December 31, 2020. The decrease was primarily attributable to higher cash paid for interest and unfavorable working capital changes, largely offset by higher cash generated from operations.
Investing activities. Net cash used in investing activities was $8.4 million for the year ended December 31, 2022 and included capital expenditures of $8.9 million and proceeds from the sale of fixed assets of $0.5 million.
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
We expect 2023 capital expenditures to be approximately $9 million which includes manufacturing equipment at our production facilities and information technology expenditures.

Financing activities. Net cash provided by financing activities was $16.5 million for the year ended December 31, 2022 and reflects $54.0 million of proceeds from the revolving credit facility, repayments of the revolving credit facility of $3.0 million, repayments of long-term debt of $3.8 million, cash payment for the Wholesome acquisition earn-out of $29.1 million (amount is net of $0.9 million related to transaction bonuses paid in connection with the earn-out and reflected in operating activities), payments of $0.9 million for employee tax withholdings related to net share settlements of share awards and payments of debt issuance costs of $0.7 million.
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

Debt
At December 31, 2022, the Company’s senior secured loan agreement consisted of a senior secured term loan facility (the “Term Loan Facility”) of $375 million and a revolving credit facility of up to $125 million (the “Revolving Facility,” and together with the Term Loan Facility, the “Credit Facilities”). See Note 7 to our audited consolidated and combined financial statements for additional information on our Credit Facilities.
As of December 31, 2022 and December 31, 2021, term loan borrowings were $359.9 million and $362.2 million, respectively, net of unamortized discount and debt issuance costs of $8.5 million and $10.0 million, respectively. There were $76.0 million and $25.0 million of borrowings under the revolving credit facility as of December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022 and December 31, 2021, the Company’s unamortized debt issuance costs related to the revolving credit facility were $2.0 million and $1.8 million, respectively, which are included in other assets in the consolidated balance sheet. Additionally, as of both December 31, 2022 and 2021, there were $2.1 million of outstanding letters of credit that reduced our availability under the revolving credit facility.
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
On June 15, 2022, the Company and certain of its subsidiaries entered into a first amendment (the “Amendment”) to the Amended and Restated Agreement dated as of February 5, 2021. The Amendment increased the aggregate principal amount of the Revolving Credit Facility from $75 million to $125 million (the “Amended Revolving Credit Facility”) and transitioned from LIBOR to Secured Overnight Financing Rate (“SOFR”) as the benchmark for purposes of calculating interest for all loans outstanding under the Amended and Restated Credit Agreement. At the election of the Company, loans outstanding under the Amended and Restated Credit Agreement will accrue interest at a rate per annum equal to (i) term SOFR plus 0.10%, 0.15%, or 0.25% in case of, respectively, a one-month, three-month, or six-month interest period (“Adjusted Term SOFR”), or (ii) the greater of the prime rate, the federal funds effective rate plus 0.50%, and one-month Adjusted Term SOFR plus 1.00%, in each case plus the applicable margin which is equal to (i) with respect to the Amended Revolving Credit Facility and letters of credit, (A) 2.75%, in the case of base rate advances, and (B) 3.75% in the case of SOFR advances, and (ii) with respect to the Term Loan Facility, (A) 3.50%, in the case of base rate advances, and (B) 4.50% in the case of SOFR advances. In connection with the Amendment, the Company paid fees and incurred transactions costs of $0.7 million, all of which was deferred.
The transition to SOFR did not materially impact the interest rates applied to the Company’s borrowings. No other material changes were made to the terms of the Company’s Amended and Restated Agreement as a result of the Amendment.

Contractual Obligations
The following table summarizes certain of our obligations as of December 31, 2022 and the estimated timing and effect that such obligations are expected to have on liquidity and cash flows in future periods (in thousands):

	Total	Current	Long-Term
Debt	$444,438	$3,750	$440,688
Interest on debt (1)	191,532	40,801	150,731
Minimum lease obligations (2)	22,797	9,458	13,339
Raw materials purchase obligations	77,610	75,812	1,798
Other purchase obligations	4,944	3,120	1,824
Total	$741,321	$132,941	$608,380

(1) Calculated based on debt outstanding as of December 31, 2022 and the interest rates as of that date.
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
As disclosed in Note 6 to our audited consolidated and combined financial statements, as a result of our 2022 impairment test, the Company recorded non-cash goodwill impairment charges related to our North America and LATAM reporting units within the Branded CPG segment of $42.5 million and $4.0 million, respectively. The reporting units that were impaired were written down to their respective fair values resulting in zero excess fair value over carrying amounts as of the fourth quarter assessment date. Accordingly, our North America reporting unit has 10% or less excess fair value over carrying amount and a heightened risk of future impairments. The $4.0 million non-cash goodwill impairment charge related to our LATAM reporting unit was the full amount of goodwill associated with that reporting unit. The remaining reporting units have more than 10% excess fair value over carrying amounts as of the latest 2022 impairment test. The determination of estimated fair values requires significant judgments in estimating several factors, including, future cash flows, terminal growth rates, income tax considerations and discount rates. If current expectations of future cash flows are not met, if market factors outside of the Company’s control change, including those impacting discount rates, income tax rates and foreign currency exchange rates, or if management’s expectations or plans otherwise change, then one or more of our reporting units might become impaired in the future. After the impairments, the goodwill carrying amounts of the North America and LATAM reporting units was approximately $80.5 million and $0 million, respectively.
The discount rate and long-term growth rate used to estimate the fair value of the reporting unit with 10% or less excess fair value over carrying amount, as well as the goodwill carrying amount, as of the 2022 impairment test, were as follows:

Reporting Unit	Goodwill Carrying Amount (in thousands)	Discount Rate	Long-Term Growth Rate
North America	$80,486	13.0%	2.5%
Assumptions used in impairment testing are made at a point in time and require significant judgment; therefore, they are subject to change based on the facts and circumstances present at each annual impairment test date. Additionally, these assumptions are generally interdependent and do not change in isolation. However, as it is reasonably possible that changes in assumptions could occur, as a sensitivity measure, we have presented the estimated effects of isolated changes in the discount rate and long-term growth rate on the fair values of our reporting unit with 10% or less excess fair value over carrying amount. These estimated changes in fair value are not necessarily representative of the actual impairment that would be recorded in the event of a fair value decline.

If we had changed the assumptions used to estimate the fair value of our reporting unit with 10% or less excess fair value over carrying amount, as of the 2022 impairment test, these isolated changes, which are reasonably possible to occur, would have led to the following increase/(decrease) in the aggregate fair value of the reporting unit (in thousands):

	Discount Rate		Long-Term Growth Rate
	50-Basis-Point		25-Basis-Point
Reporting Unit	Increase	Decrease	Increase	Decrease
North America	$(7,513)	$8,268	$1,481	$(1,413)
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
Pension Benefits—Retirement benefits are provided to certain current and former employees through qualified and non-qualified defined benefit pension plans sponsored by us. In 2022, the Company terminated its qualified defined benefit pension plan. The surplus assets of the terminated plan will be used, as prescribed in the applicable regulations, to fund future contributions to the defined contribution plan at Flavors and Ingredients. At December 31, 2022, the remaining surplus of the plan was approximately $2.5 million. Prior to the termination of the qualified defined benefit pension plan, it was our policy to fund the minimum for our company-sponsored pension plans as required by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The expected cost of providing the qualified pension plan benefits was accrued over the years that the employees render services, until the plan was frozen on December 31, 2019. The expected cost of providing the non-qualified pension plan benefits is accrued over the years that the employees rendered services. It is our policy to fund non-qualified pension benefits as payments are due. Accounting for pension benefits requires the use of several assumptions and estimates. Actual experience or changes to these assumptions and other estimates could have a significant impact on our consolidated and combined results of operations and financial position. See Note 12 to our audited consolidated and combined financial statements for a summary of all of the key assumptions related to pension benefits as well as a description of our defined benefit pension plans as well as additional disclosures.
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
For our qualified pension plan we utilized a blend of appropriate durations of annuity purchase contracts at December 31, 2021. For our non-qualified pension plans we utilized the Aon Hewitt AA-Only Bond Universe Yield Curve (the “Aon Hewitt Yield Curve”) for discounting future benefit obligations and calculating interest cost. The Aon Hewitt Yield Curve represents the yield on high quality (AA and above) corporate bonds that closely match the cash flows of the estimated payouts for our benefit obligations. As of December 31, 2022, a 0.5% decrease in our discount rate assumptions of 2.38% for our qualified pension plan and 2.78% for our non-qualified pension plans would result in a nominal decrease in our pension expense for both our qualified pension plan and our non-qualified pension plans for the year ended December 31, 2022.
Prior to terminating the qualified defined benefit pension plan in 2022, we used a multi-pronged approach to determine our 1.70% assumption for the long-term expected rate of return on pension plan assets. This approach included a review of actual historical returns achieved and anticipated long-term performance of each asset class. As of December 31, 2022, a 0.5% decrease in our long-term rate of return assumption would result in a $0.1 million increase in the pension expense of our qualified pension plan for the year ended December 31, 2022. Our pension plan assets earned a return of 0.7% in 2022 and 2.9% in 2021. The asset returns are net of administrative expenses.
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
Interest Rate Risk
We are exposed to market risk from changes in interest rates of our variable rate debt under our Loan Agreement, which consists of a Term Loan Facility and a Revolving Credit Facility. At December 31, 2022, we had $368 million and $76 million of aggregate principal amounts outstanding under our Term Loan Facility and Revolving Credit Facility, respectively.
Loans outstanding under the Term Loan Facility currently accrue interest at a rate per annum equal to 90-day SOFR subject to a floor of 1% plus a margin of 4.50% and the Revolving Credit Facility currently accrues interest at a rate per annum equal to 90-day SOFR plus a margin of 3.75%. Based on the amounts outstanding under the Term Loan Facility and Revolving Credit Facility at December 31, 2022, adding 1% to the applicable interest rate under the Term Loan Facility and Revolving Credit Facility would result in an increase of approximately $4.4 million in our annual interest expense. We currently do not use interest rate swaps to hedge the interest rate risk related to our outstanding variable rate debt.
Foreign Currency Risk
The revenues and expenses of our international operations generally are denominated in local currencies, which subject us to exchange rate fluctuations between such local currencies and the U.S. Dollar (“USD”). These exchange rate fluctuations subject us to currency translation risk with respect to the reported results of our international operations, as well as to other risks sometimes associated with international operations. In the future, we could experience fluctuations in financial results from our international operations, and there can be no assurance we will be able, contractually or otherwise, to reduce the currency risks associated with our international operations. Foreign currency risk is primarily related to operations in Europe and Asia. A 10% increase or decrease in the Swiss Franc, Euro, Chinese Yuan and British Pound Sterling against the USD would result in approximately a 4% change in our revenue for the year ended December 31, 2022. See Note 1 to our audited consolidated and combined financial statements for further information on our accounting policies for foreign currency translation.

Fluctuations in currency exchange rates may also impact our Stockholders’ Equity. Amounts invested in our foreign subsidiaries are translated into USD at the exchange rates as of the last day of each reporting period. Any resulting cumulative translation adjustments are recorded in Stockholders’ Equity as Accumulated Other Comprehensive Income (Loss). The cumulative translation adjustments component of Accumulated Other Comprehensive Income (Loss) decreased by $13.5 million for the period of December 31, 2022.
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

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Whole Earth Brands, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Whole Earth Brands, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated and combined statements of operations, comprehensive income (loss), equity and cash flows for the year ended December 31, 2022 (Successor), December 31, 2021 (Successor), and for the periods from June 26, 2020 through December 31, 2020 (Successor) and January 1, 2020 through June 25, 2020 (Predecessor), and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 (Successor), December 31, 2021 (Successor), and for the periods from June 26, 2020 through December 31, 2020 (Successor) and January 1, 2020 through June 25, 2020 (Predecessor), in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
New York, NY
March 13, 2023

Whole Earth Brands, Inc.
Consolidated Balance Sheets
(In thousands of dollars, except for share and per share data)

	December 31, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$28,676	$28,296
Accounts receivable (net of allowances of $1,614 and $1,285, respectively)	66,653	69,590
Inventories	218,975	212,930
Prepaid expenses and other current assets	10,530	7,585
Total current assets	324,834	318,401

Property, Plant and Equipment, net	58,092	58,503

Other Assets
Operating lease right-of-use assets	18,238	26,444
Goodwill	193,139	242,661
Other intangible assets, net	245,376	266,939
Deferred tax assets, net	539	1,993
Other assets	8,785	7,638
Total Assets	$849,003	$922,579

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$47,002	$55,182
Accrued expenses and other current liabilities	27,488	30,733
Contingent consideration payable	—	54,113
Current portion of operating lease liabilities	8,804	7,950
Current portion of long-term debt	3,750	3,750
Total current liabilities	87,044	151,728
Non-Current Liabilities
Long-term debt	432,172	383,484
Warrant liabilities	216	2,053
Deferred tax liabilities, net	32,585	35,090
Operating lease liabilities, less current portion	12,664	22,575
Other liabilities	9,771	13,778
Total Liabilities	574,452	608,708
Commitments and Contingencies (Note 10)	—	—
Stockholders’ Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 220,000,000 shares authorized; 41,994,355 and 38,871,646 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	360,777	330,616
Accumulated deficit	(85,188)	(26,436)
Accumulated other comprehensive (loss) income	(1,042)	9,687
Total stockholders’ equity	274,551	313,871
Total Liabilities and Stockholders’ Equity	$849,003	$922,579

See Notes to Consolidated and Combined Financial Statements

Whole Earth Brands, Inc.
Consolidated and Combined Statements of Operations
(In thousands of dollars, except for per share data)

	(Successor)			(Predecessor)
	Year Ended December 31, 2022	Year Ended December 31, 2021	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020
Product revenues, net	$538,272	$493,973	$147,168	$128,328
Cost of goods sold	398,060	335,218	101,585	77,627
Gross profit	140,212	158,755	45,583	50,701

Selling, general and administrative expenses	99,735	113,141	44,616	43,355
Amortization of intangible assets	18,623	18,295	6,021	4,927
Asset impairment charges	46,500	—	—	40,600
Restructuring and other expenses	—	4,503	1,052	—

Operating (loss) income	(24,646)	22,816	(6,106)	(38,181)

Change in fair value of warrant liabilities	1,232	29	—	—
Interest expense, net	(30,600)	(24,589)	(4,371)	(238)
Loss on extinguishment and debt transaction costs	—	(5,513)	—	—
Other income (expense), net	1,051	196	(578)	801
Loss before income taxes	(52,963)	(7,061)	(11,055)	(37,618)
Provision (benefit) for income taxes	5,789	(7,144)	(2,618)	(3,482)
Net (loss) income	$(58,752)	$83	$(8,437)	$(34,136)

Net (loss) earnings per share:
Basic	$(1.42)	$0.00	$(0.22)
Diluted	$(1.42)	$0.00	$(0.22)
See Notes to Consolidated and Combined Financial Statements

Whole Earth Brands, Inc.
Consolidated and Combined Statements of Comprehensive Income (Loss)
(In thousands of dollars)

	(Successor)			(Predecessor)
	Year Ended December 31, 2022	Year Ended December 31, 2021	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020
Net (loss) income	$(58,752)	$83	$(8,437)	$(34,136)
Other comprehensive income (loss), net of tax:
Net change in pension benefit obligations recognized, net of taxes of $640, $26, $242, and $65, respectively.	2,740	98	831	318
Foreign currency translation adjustments	(13,469)	984	7,774	(2,286)
Total other comprehensive (loss) income, net of tax	(10,729)	1,082	8,605	(1,968)
Comprehensive (loss) income	$(69,481)	$1,165	$168	$(36,104)
See Notes to Consolidated and Combined Financial Statements

Whole Earth Brands, Inc.
Consolidated and Combined Statements of Equity
(In thousands of dollars, except for share data)

(Predecessor)
Total Equity
Balance at December 31, 2019	$487,750
Funding to Parent, net	(11,924)
Net loss	(34,136)
Other comprehensive loss, net of tax	(1,968)
Balance at June 25, 2020	$439,722

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at June 26, 2020 (Successor)	30,926,669	$3	$250,366	$(16,703)	$—	$233,666
Issuance of warrants	—	—	7,895	—	—	7,895
Issuance of common stock	7,500,000	1	67,104	—	—	67,105
Net loss	—	—	—	(8,437)	—	(8,437)
Other comprehensive income, net of tax	—	—	—	—	8,605	8,605
Stock-based compensation	—	—	1,262	—	—	1,262
Other	—	—	(948)	(302)	—	(1,250)
Balance at December 31, 2020 (Successor)	38,426,669	4	325,679	(25,442)	8,605	308,846
Reclassification of Private Warrants	—	—	(7,062)	(1,077)	—	(8,139)
Transfer of Private Warrants to Public Warrants	—	—	6,057	—	—	6,057
Net income	—	—	—	83	—	83
Other comprehensive income, net of tax	—	—	—	—	1,082	1,082
Warrant exercises	100	—	1	—	—	1
Stock-based compensation	—	—	7,854	—	—	7,854
Net share settlements of stock-based awards	444,877	—	(1,913)	—	—	(1,913)
Balance at December 31, 2021 (Successor)	38,871,646	4	330,616	(26,436)	9,687	313,871
Transfer of Private Warrants to Public Warrants	—	—	605	—	—	605
Net loss	—	—	—	(58,752)	—	(58,752)
Other comprehensive loss, net of tax	—	—	—	—	(10,729)	(10,729)
Stock-based compensation	—	—	4,636	—	—	4,636
Net share settlements of stock-based awards	259,372	—	(418)	—	—	(418)
Net share settlements under management bonus plan	203,763	—	1,402	—	—	1,402
Shares issued for payment of contingent consideration	2,659,574	—	23,936	—	—	23,936
Balance at December 31, 2022 (Successor)	41,994,355	$4	$360,777	$(85,188)	$(1,042)	$274,551
See Notes to Consolidated and Combined Financial Statements

Whole Earth Brands, Inc.
Consolidated and Combined Statements of Cash Flows
(In thousands of dollars)

	(Successor)			(Predecessor)
	Year Ended December 31, 2022	Year Ended December 31, 2021	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020
Operating activities
Net (loss) income	$(58,752)	$83	$(8,437)	$(34,136)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	4,933	8,715	1,262	—
Depreciation	6,001	4,727	1,652	1,334
Amortization of intangible assets	18,623	18,295	6,021	4,927
Deferred income taxes	(456)	(12,300)	(2,842)	(5,578)
Asset impairment charges	46,500	—	—	40,600
Amortization of inventory fair value adjustments	(2,537)	(3,396)	12,613	—
Non-cash loss on extinguishment of debt	—	4,435	—	—
Amortization of debt issuance costs and original issue discount	1,982	1,783	762	—
Change in fair value of warrant liabilities	(1,232)	(29)	—	—
Changes in current assets and liabilities:
Accounts receivable	1,222	964	(4,554)	7,726
Inventories	(7,684)	(22,957)	(5,305)	3,576
Prepaid expenses and other current assets	201	(1,030)	(2,066)	3,330
Accounts payable, accrued liabilities and income taxes	(11,574)	12,050	(7,939)	507
Other, net	(3,037)	(1,858)	(612)	(2,378)
Net cash (used in) provided by operating activities	(5,810)	9,482	(9,445)	19,908

Investing activities
Capital expenditures	(8,887)	(12,198)	(4,489)	(3,532)
Acquisitions, net of cash acquired	—	(190,231)	(456,508)	—
Proceeds from sale of fixed assets	468	4,516	—	—
Transfer from trust account	—	—	178,875	—
Net cash used in investing activities	(8,419)	(197,913)	(282,122)	(3,532)

Financing activities
Proceeds from revolving credit facility	54,000	25,000	47,855	3,500
Repayments of revolving credit facility	(3,000)	(47,855)	—	(8,500)
Long-term borrowings	—	375,000	140,000	—
Repayments of long-term borrowings	(3,750)	(139,314)	(3,500)	—
Debt issuance costs	(719)	(11,589)	(7,139)	—
Payment of contingent consideration	(29,108)	—	—	—
Proceeds from sale of common stock and warrants	—	1	75,000	—
Tax withholdings related to net share settlements of stock-based awards	(898)	(1,913)	—	—
Funding to Parent, net	—	—	—	(11,924)
Net cash provided by (used in) financing activities	16,525	199,330	252,216	(16,924)
See Notes to Consolidated and Combined Financial Statements

Whole Earth Brands, Inc.
Consolidated and Combined Statements of Cash Flows (Continued)
(In thousands of dollars)

	(Successor)			(Predecessor)
	Year Ended December 31, 2022	Year Ended December 31, 2021	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020

Effect of exchange rate changes on cash and cash equivalents	(1,916)	499	714	215
Net change in cash and cash equivalents	380	11,398	(38,637)	(333)
Cash and cash equivalents, beginning of period	28,296	16,898	55,535	10,395
Cash and cash equivalents, end of period	$28,676	$28,296	$16,898	$10,062

Supplemental disclosure of cash flow information
Interest paid	$28,386	$21,203	$3,328	$798
Taxes paid, net of refunds	$9,113	$4,523	$3,091	$2,244
Supplemental disclosure of non-cash investing
Non-cash capital expenditures	$—	$3,796	$—	$—
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

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
A summary of the activity with respect to the accounts receivable allowances is as follows (in thousands):

Accounts receivable allowance balance at December 31, 2019 (Predecessor)	$2,833
January 1, 2020 to June 25, 2020 additions charged to revenues, costs and expenses	759
January 1, 2020 to June 25, 2020 deductions and other	(2,148)
Accounts receivable allowance balance at June 25, 2020 (Predecessor)	$1,444
June 26, 2020 to December 31, 2020 additions charged to revenues, costs and expenses	709
June 26, 2020 to December 31, 2020 deductions and other	(1,198)
Accounts receivable allowance balance at December 31, 2020 (Successor)	$955
2021 additions charged to revenues, costs and expenses	1,783
2021 deductions and other	(1,453)
Accounts receivable allowance balance at December 31, 2021 (Successor)	$1,285
2022 additions charged to revenues, costs and expenses	2,711
2022 deductions and other	(2,382)
Accounts receivable allowance balance at December 31, 2022 (Successor)	$1,614
Inventories—Inventories are stated at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predicable costs of completion, disposal, and transportation. The cost of inventory is determined by the first in, first out or average cost methods.
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
Deferred Software Costs—Deferred implementation costs for hosted cloud computing service arrangements are stated at historical cost and amortized on a straight-line basis over the term of the hosting arrangement that the implementation costs relate to. Deferred implementation costs are included in other assets and amortized to selling, general and administrative expenses (“SG&A”). The corresponding cash flows related to deferred software costs will be reported within operating activities consistent with the treatment for payments associated with the service component of the hosting arrangement. The Company reviews the deferred implementation costs for impairment when it believes the deferred costs may no longer be recoverable. As of December 31, 2022 and 2021, deferred software costs associated with cloud computing arrangements were $2.1 million and $1.0 million, respectively. No costs were amortized during 2022 or 2021.
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

Impairment Review of Long-Lived Assets—In accordance with ASC Topic 360, “Property, Plant and Equipment,” the Company evaluates the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or asset group may be impaired. When such events occur, the Company compares the sum of the future undiscounted cash flows expected to be generated from the asset or asset group over its remaining depreciable life to the carrying value. If this comparison indicates that there is an impairment, the carrying amount of the long-lived asset would then be reduced to the estimated fair value, which generally approximates discounted cash flows. The Company also evaluates the amortization periods of assets to determine whether events or circumstances warrant revised estimates of useful lives. The Company’s applicable long-lived assets include its property, plant and equipment, operating lease right-of-use assets and definite-lived intangible assets.
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
Pension Plans—The Company has defined benefit pension plans and defined contribution 401(k) plans, which cover certain current and former employees of the Company who meet eligibility requirements. Benefits for the defined benefit pension plans are based on years of service and, in some cases, the employee’s compensation and participation was frozen to all employees hired on or after August 1, 2017. The Company’s policy is to contribute annually the amount required pursuant to the Employee Retirement Income Security Act. The Company froze the qualified pension plan for all participants on December 31, 2019 and froze the non-qualified pension plans on December 31, 2022. Certain subsidiaries of the Company outside the U.S. have retirement plans that provide certain payments upon retirement. The Company recognizes in its balance sheet the funded status of its defined benefit pension plans, measured as the difference between the fair value of the plan assets and the benefit obligation and recognizes changes in the funded status of the defined benefit pension plans as accumulated other comprehensive loss, net of tax, within accumulated other comprehensive income (loss) to the extent such changes are not recognized in earnings as components of periodic net benefit cost (see Note 12). These amounts are subsequently amortized within other income (expense) in future periods using the corridor approach. The corridor is 10% of the greater of the market-related value of the plan’s assets or projected benefit obligation. Any actuarial gains and losses in excess of the corridor are then amortized over an appropriate term.
Research and Development Costs—The Company expenses costs as incurred for product research and development within SG&A. Research and development expenses were approximately $3.9 million for 2022, $3.4 million for 2021, $1.6 million for the period from June 26, 2020 to December 31, 2020, and $1.7 million for the period from January 1, 2020 to June 25, 2020.
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

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
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
The following table presents the Company’s revenues disaggregated by product categories (in thousands):

	(Successor)			(Predecessor)
	Year Ended December 31, 2022	Year Ended December 31, 2021	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020
Sweeteners and adjacencies	$422,638	$389,174	$96,857	$80,749
Licorice products	115,634	104,799	50,311	47,579
Total product revenues, net	$538,272	$493,973	$147,168	$128,328
The following table presents revenues disaggregated by business and geographic region (in thousands):

	(Successor)			(Predecessor)
	Year Ended December 31, 2022	Year Ended December 31, 2021	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020
Branded CPG:
North America	$299,871	$266,661	$40,273	$29,926
Europe	67,962	76,392	35,384	31,838
India, Middle East and Africa	17,828	13,363	6,727	3,778
Asia-Pacific	22,371	20,787	8,172	9,328
Latin America	14,606	11,971	6,301	5,879
Flavors & Ingredients	115,634	104,799	50,311	47,579
Total product revenues, net	$538,272	$493,973	$147,168	$128,328
The Company records an allowance for doubtful accounts as an estimate of the inability of its customers to make their required payments. The determination of the allowance requires the Company to make assumptions about the future ability to collect amounts owed from customers.
Marketing, Advertising, Consumer Incentives and Trade Promotions—The Company promotes its products with marketing activities, including advertising, consumer incentives and trade promotions. On an annual basis, advertising costs are expensed as incurred or in the year in which the related advertisement initially appears. Marketing and advertising expense was $11.8 million in 2022, $17.0 million in 2021, $6.2 million for the period from June 26, 2020 through December 31, 2020, and $4.8 million from January 1, 2020 through June 25, 2020.
Consumer incentive and trade promotion activities are deducted from revenue based on amounts estimated as being or becoming due to customers and consumers at the end of a period, based principally on the Company’s historical utilization and redemption rates. These deductions are estimated and recorded upon sale of product by the Company and revised as necessary at each period end.
Fair Value Measurements—The Company measures fair value using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
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
Remeasurements of European entities whose functional currency is the U.S. dollar as well as translation adjustments for entities operating in highly inflationary economies and impacts of foreign currency transactions are recognized currently in other income (expense), net in the accompanying consolidated and combined statements of operations. The Company had foreign exchange gains, net of $0.1 million in 2022, foreign exchange losses, net of $0.2 million in 2021, $0.9 million for the period from June 26, 2020 through December 31, 2020, and foreign exchange gains, net of $0.5 million from January 1, 2020 through June 25, 2020.
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
The Company recorded $1.2 million of expense related to remeasurement adjustments in the consolidated statements of operations for the year ended December 31, 2022 and $0.3 million of expense for both the year ended December 31, 2021 and the period of June 26, 2020 to December 31, 2020. The impact was not material for the period of January 1, 2020 to June 25, 2020.
Restructuring and Employee Termination Benefits—In previous years the Company adopted restructuring plans to streamline processes and realize cost savings by consolidating facilities and eliminating various positions in operations and general and administrative areas.
In connection with the restructuring plans, the Company recognized restructuring and other expenses of $4.5 million and $1.1 million during the year ended December 31, 2021 and for the period from June 26, 2020 to December 31, 2020, respectively. This included facility exit and other related costs of $3.9 million in 2021, and employee termination benefits of $0.6 million in 2021 and $1.1 million for the period from June 26, 2020 to December 31, 2020. In 2022, the Company paid employee termination benefits of $0.8 million. The Company had no accrued severance expense related to the restructuring plans as of December 31, 2022 and $0.8 million at December 31, 2021.
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

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
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
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (ASC 740) - Simplifying the Accounting for Income Taxes.” The standard removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis difference. The standard also enhances and simplifies various aspects of the income tax accounting guidance. For public entities, the standard is effective for annual periods and interim periods beginning after December 15, 2020. This standard is effective for the Company as an EGC for the fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company adopted this standard on January 1, 2022. The adoption of this standard did not have a material impact on the Company’s audited consolidated and combined financial statements and related disclosures.
In March 2020, the FASB issued ASU 2020-4, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” Subject to meeting certain criteria, the new guidance provides optional expedients and exceptions to applying contract modification accounting under existing U.S. GAAP, to address the expected phase out of the London Inter-bank Offered Rate (“LIBOR”) by the end of 2021. The amendments in ASU 2020-4 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The new standard was effective upon issuance and upon adoption can be applied prospectively to applicable contract modifications made on or before December 31, 2022. The Company adopted this standard during the second quarter of 2022. The adoption of this standard did not have a material impact on the Company’s consolidated and combined financial statements and related disclosures.
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

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
NOTE 2: BUSINESS COMBINATIONS
Swerve Acquisition—On November 10, 2020, the Company executed and closed a definitive Equity Purchase Agreement (the “Purchase Agreement”) with RF Development, LLC (“RF Development”), Swerve, L.L.C. (“Swerve LLC”) and Swerve IP, L.L.C. (“Swerve IP” and together with Swerve LLC, “Swerve”). Swerve is a manufacturer and marketer of a portfolio of zero and reduced sugar, keto-friendly, and plant-based sweeteners and grain free, gluten free and low/no sugar baking mixes. The Company purchased all of the issued and outstanding equity interests of both Swerve LLC and Swerve IP from RF Development for $80 million in cash, subject to customary post-closing adjustments. The transaction was funded through a combination of available cash on hand and approximately $47.9 million under the Company’s $50 million revolving loan facility. In connection with the acquisition of Swerve, the Company incurred transaction-related costs of $0.3 million and $3.2 million for the years ended December 31, 2021 and December 31, 2020, respectively. Swerve is included within the Company’s Branded CPG reportable segment. Swerve’s results are included in the Company’s consolidated statement of operations from the date of acquisition.
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
On February 5, 2021, pursuant to the terms of the Wholesome Purchase Agreement, the Company purchased and acquired all of the issued and outstanding shares of capital stock for an initial cash purchase price of $180 million plus up to an additional $55 million (the “Earn-Out Amount”) upon the satisfaction of certain post-closing financial metrics. Subject to the terms and conditions of the Wholesome Purchase Agreement payment of the Earn-Out Amount, in whole or in part, was subject to Wholesome achieving certain EBITDA thresholds at or above approximately $30 million during the period beginning August 29, 2020, and ending December 31, 2021 (the “Earn-Out Period”). A portion of the Earn-Out Amount (up to $27.5 million) could be paid, at the Company’s election, in freely tradeable, registered shares of Company common stock calculated using the 20-day volume weighted average trading price per share as of the date of determination. Calculation of the achievement of the Earn-Out Amount is subject to certain adjustments more thoroughly described in the Wholesome Purchase Agreement. In connection with the acquisition of Wholesome, the Company incurred transaction-related costs of $0.2 million and $4.7 million in the years ended December 31, 2022 and 2021, respectively.
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

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
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
The Successor and Predecessor periods have been combined in the pro forma financial information for the year ended December 31, 2020. The pro forma financial information includes adjustments to reflect intangible asset amortization based on the economic values derived from definite-lived intangible assets, interest expense on the new debt financing, depreciation expense for certain property, plant and equipment that have been adjusted to fair value, and the release of the inventory fair value adjustments into cost of goods sold. These adjustments are net of taxes. The results of the Company’s operations for the year ended December 31, 2022 include Wholesome for the entire period and therefore pro forma financial information is not required.
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
The components of lease expense were as follows (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021	From June 26, 2020 to December 31, 2020
Operating lease expense	$8,370	$5,658	$1,662
Variable lease expense	1,634	1,022	616
Short-term lease expense	711	988	47
Sublease income	(326)	(508)	(290)
Total	$10,389	$7,160	$2,035
Lease expense under prior lease accounting rules for the period of January 1, 2020 to June 25, 2020 was $2.2 million. Sublease income was $0.3 million from January 1, 2020 through June 25, 2020.
The following table presents the future maturities of the Company’s lease obligations as of December 31, 2022 (in thousands):

2023	$9,458
2024	6,834
2025	3,770
2026	1,310
2027	879
Thereafter	546
Total lease payments	22,797
Less: imputed interest	(1,329)
Total operating lease liabilities	$21,468
The weighted-average remaining lease term was 3.0 years and the weighted-average discount rate was 4.19% as of December 31, 2022. The weighted-average remaining lease term was 4.0 years and the weighted-average discount rate was 3.99% as of December 31, 2021.
Cash paid for amounts included in the measurement of the lease liability was $8.9 million, $5.7 million and $1.7 million for the years ended December 31, 2022 and 2021 and for the period from June 26, 2020 to December 31, 2020, respectively. Right-of -use assets obtained in exchange for lease liabilities was $0.7 million, $12.9 million and $0.1 million for the years ended December 31, 2022 and 2021 and for the period from June 26, 2020 to December 31, 2020, respectively.
NOTE 4: INVENTORIES
Inventories consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Raw materials and supplies	$129,131	$129,712
Work in process	1,835	1,480
Finished goods	88,009	81,738
Total inventories	$218,975	$212,930

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
NOTE 5: PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Machinery, equipment and other	$39,695	$32,048
Buildings and improvements	21,565	21,243
	61,260	53,291
Accumulated depreciation	(11,410)	(6,591)
	49,850	46,700
Land	5,951	6,891
Construction in progress	2,291	4,912
Property, plant and equipment, net	$58,092	$58,503
NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets consisted of the following (in thousands):

	December 31, 2022			December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible assets subject to amortization
Customer relationships (useful life of 5 to 10 years)	$105,298	$(26,137)	$79,161	$106,013	$(14,478)	$91,535
Tradenames (useful life of 25 years)	171,013	(15,498)	155,515	173,522	(8,818)	164,704
Total	$276,311	$(41,635)	$234,676	$279,535	$(23,296)	$256,239
Other intangible assets not subject to amortization
Product formulations			10,700			10,700
Total other intangible assets, net			245,376			266,939
Goodwill			193,139			242,661
Total goodwill and other intangible assets			$438,515			$509,600
The Company amortizes its intangible assets subject to amortization on a straight-line basis over their respective useful lives. The remaining intangible assets subject to amortization as of December 31, 2022 have a weighted-average remaining useful life of approximately 17.6 years, including weighted-average remaining useful lives of approximately 7.2 years for customer relationships and approximately 22.8 years for tradenames. The Successor’s amortization expense for intangible assets was $18.6 million and $18.3 million for the years ended December 31, 2022 and 2021, respectively, and $6.0 million for the period from June 26, 2020 through December 31, 2020. The Predecessor’s amortization expense for intangible assets was $4.9 million for the period from January 1, 2020 to June 25, 2020.

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
Amortization expense relating to amortizable intangible assets as of December 31, 2022 for the next five years is expected to be as follows (in thousands):

2023	$18,612
2024	18,612
2025	18,373
2026	18,147
2027	16,924
The changes in the carrying amounts of goodwill during the years ended December 31, 2022 and December 31, 2021 were as follows (in thousands):

	Branded CPG	Flavors & Ingredients	Total
Balance at December 31, 2020	$150,323	$3,214	$153,537
Purchase accounting adjustments	2,301	—	2,301
Acquisition of Wholesome	80,763	—	80,763
Currency translation adjustment	5,470	590	6,060
Balance at December 31, 2021	$238,857	$3,804	$242,661
Impairment	(46,500)	—	(46,500)
Currency translation adjustment	(2,870)	(152)	(3,022)
Balance at December 31, 2022	$189,487	$3,652	$193,139
Impairment of Goodwill and Other Indefinite-Lived Intangible Assets—As disclosed in Note 1, the Company reviews goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that an asset may be impaired, in accordance with ASC Topic 350.
The Company performs its annual impairment procedures for all of its reporting units and indefinite-lived intangible assets during the fourth quarter of each year. In 2022, the Company performed a quantitative impairment test and estimated the fair values of the reporting units utilizing both the income and market approach to determine the fair values of the Company’s reporting units.
As a result of the 2022 impairment test, the Company determined that the carrying values of the North America and LATAM reporting units within the Branded CPG segment exceeded their respective fair values and as a result, the Company recognized a non-cash impairment charge of $46.5 million in the fourth quarter of 2022, which included $42.5 million related to the North America reporting unit and $4.0 million related to the LATAM reporting unit. The impairment was primarily due to current macroeconomic conditions, including rising interest rates and continued currency devaluation in LATAM, and higher supply chain costs and other inflationary pressures which contributed to lower earnings forecasts for our North America and LATAM reporting units. The income approach incorporated estimated future cash flows and a terminal value discounted to present value using an appropriate risk-adjusted discount rate. The estimated future cash flows reflected management’s best estimate of economic and market conditions over the projected period including forecasted revenue, gross margins, tax rates, capital expenditures, depreciation and amortization, changes in working capital requirements and terminal growth rates. The market approach estimated the fair value of the North America reporting unit using Company specific and guideline company valuation metrics and was equally weighted with the income approach to determine the fair value of the North America reporting unit. The Company used the income approach to determine the fair value of the LATAM reporting unit. After the impairments, the goodwill carrying amount of the North America and LATAM reporting units was approximately $80.5 million and $0 million, respectively.

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
In the fourth quarter of 2021, the Company performed a quantitative impairment test and concluded that their fair values exceeded their respective carrying values and therefore, there was no impairment. In the fourth quarter of 2020, the Company used a qualitative assessment for its impairment tests and concluded that it was more likely than not that their fair values exceeded their respective carrying values and therefore, did not result in an impairment. In the first quarter of 2020, the Predecessor performed an interim impairment assessment at March 31, 2020 as the on-going macroeconomic disruption and uncertainty caused by the COVID-19 pandemic, including the impact on enterprise valuations across sectors, represented events that indicated the carrying value of goodwill and indefinite-lived intangible assets of the Predecessor may not be recoverable. For the interim impairment assessment of indefinite-lived intangible assets, the Predecessor used the income approach to determine fair values. The income approach used the discounted cash flow method which requires assumptions related to projected operating results and a discount rate using a market-based weighted-average cost of capital. The financial projections reflected management’s best estimate of economic and market conditions over the projected period including forecasted revenue growth, gross margins, tax rate, capital expenditures, depreciation and amortization, changes in working capital requirements and the terminal growth rates. It was determined that the carrying value of the indefinite-lived intangible assets at Flavors & Ingredients exceeded their fair value and a non-cash impairment charge of $22.9 million was recorded in the first quarter of 2020. For the interim impairment assessment of goodwill as of March 31, 2020, the Predecessor utilized a market approach to estimate fair value based upon the then proposed purchase price of the Business Combination from a willing buyer in an active open market transaction. As a result of the interim quantitative impairment assessment, the carrying value of the Mafco Worldwide and Merisant reporting units exceeded their fair value by $6.6 million and $11.1 million, respectively, and a non-cash goodwill impairment charge of $17.7 million was recorded in the first quarter of 2020.
NOTE 7: DEBT
Debt consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Term loan, due 2028	$368,438	$372,187
Revolving credit facility, due 2026	76,000	25,000
Less: current portion	(3,750)	(3,750)
Less: unamortized discount and debt issuance costs	(8,516)	(9,953)
Total long-term debt	$432,172	$383,484
Maturities—The Company’s debt and other obligations outstanding as of December 31, 2022 mature as shown below (in thousands):

2023	$3,750
2024	3,750
2025	3,750
2026	79,750
2027	3,750
Thereafter	349,688
Total debt	444,438
Unamortized discounts	(8,516)
Total debt, net of unamortized discounts	$435,922
Loan Agreement—At December 31, 2022, the Company’s senior secured loan agreement consisted of a senior secured term loan facility (the “Term Loan Facility”) of $375 million and a revolving credit facility of up to $125 million (the “Revolving Facility,” and together with the Term Loan Facility, the “Credit Facilities”).

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
As of December 31, 2022 and December 31, 2021, term loan borrowings were $359.9 million and $362.2 million, respectively, net of unamortized discount and debt issuance costs of $8.5 million and $10.0 million, respectively. There were $76.0 million and $25.0 million of borrowings under the revolving credit facility as of December 31, 2022 and December 31, 2021, respectively. Additionally, as of December 31, 2022 and December 31, 2021, the Company’s unamortized debt issuance costs related to the revolving credit facility were $2.0 million and $1.8 million, respectively, which are included in other assets in the consolidated balance sheet. As of both December 31, 2022 and December 31, 2021, there were $2.1 million of outstanding letters of credit that reduced the Company’s availability under the revolving credit facility.
In connection with the closing of the Wholesome Transaction, on February 5, 2021, further discussed in Note 2, the Company and certain of its subsidiaries entered into an amendment and restatement agreement (the “Amended and Restated Agreement”) with Toronto Dominion (Texas) LLC, which amended and restated its existing senior secured loan agreement dated as of June 25, 2020 (as amended on September 4, 2020, the “Existing Credit Agreement,” and as further amended by the Amendment Agreement, the “Amended and Restated Credit Agreement”), by and among Toronto Dominion (Texas), LLC, as administrative agent, certain lenders signatory thereto and certain other parties. As of the date of the Amended and Restated Credit Agreement, the aggregate unamortized debt issuance costs totaled $6.2 million, of which $4.4 million was expensed as a loss on extinguishment of debt in the first quarter of 2021. Additionally, in connection with the Amended and Restated Credit Agreement, the Company paid fees to certain lenders of $3.8 million, which was considered a debt discount, all of which was deferred, and incurred transaction costs of $8.9 million, of which $7.8 million was deferred and $1.1 million was expensed as part of loss on extinguishment and debt transaction costs in the first quarter of 2021.
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
On June 15, 2022, the Company and certain of its subsidiaries entered into a first amendment (the “Amendment”) to the Amended and Restated Agreement dated as of February 5, 2021. The Amendment increased the aggregate principal amount of the Revolving Credit Facility from $75 million to $125 million (the “Amended Revolving Credit Facility”) and transitioned from LIBOR to Secured Overnight Financing Rate (“SOFR”) as the benchmark for purposes of calculating interest for all loans outstanding under the Amended and Restated Credit Agreement. At the election of the Company, loans outstanding under the Amended and Restated Credit Agreement will accrue interest at a rate per annum equal to (i) term SOFR plus 0.10%, 0.15%, or 0.25% in case of, respectively, a one-month, three-month, or six-month interest period (“Adjusted Term SOFR”), or (ii) the greater of the prime rate, the federal funds effective rate plus 0.50%, and one-month Adjusted Term SOFR plus 1.00%, in each case plus the applicable margin which is equal to (i) with respect to the Amended Revolving Credit Facility and letters of credit, (A) 2.75%, in the case of base rate advances, and (B) 3.75% in the case of SOFR advances, and (ii) with respect to the Term Loan Facility, (A) 3.50%, in the case of base rate advances, and (B) 4.50% in the case of SOFR advances. In connection with the Amendment, the Company paid fees and incurred transactions costs of $0.7 million, all of which was deferred.
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

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
NOTE 8: WARRANTS
As of the date of the Business Combination, the Company had approximately 20,263,500 warrants outstanding, consisting of (i) 15,000,000 public warrants originally sold as part of the units issued in Act II’s initial public offering (the “Public Warrants”) and (ii) 5,263,500 Private Warrants that were sold by Act II to the PIPE Investors in conjunction with the Business Combination (collectively with the Public Warrants, the “Warrants”). Each warrant is exercisable for one-half of one share of the Company’s common stock at a price of $11.50 per whole share, subject to adjustment. Warrants may only be exercised for a whole number of shares as no fractional shares will be issued. As of December 31, 2022 and December 31, 2021, the Company had 19,491,320 and 18,929,880 Public Warrants outstanding, respectively, and 771,980 and 1,333,420 Private Warrants outstanding, respectively.
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
There were no Warrants exercised for shares of the Company’s common stock in the year ended December 31, 2022. There were 200 Warrants exercised for 100 shares of the Company’s common stock in the year ended December 31, 2021.
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
NOTE 9: FAIR VALUE MEASUREMENTS
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

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
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
Debt—The Company measures its term loan and revolving facilities at original carrying value, net of unamortized deferred financing costs and fees. At December 31, 2022, the estimated fair value of the term loan was $338.0 million as compared to a carrying value of $359.9 million. At December 31, 2021, the estimated fair value of the term loan approximated the carrying value of $362.2 million. The estimated fair value of the outstanding principal balance of the term loan utilized Level 2 inputs as it is based on quoted market prices for identical or similar instruments. The fair value of the revolving facility at both December 31, 2022 and 2021 approximated carrying value.
Warrant Liabilities—The Company classifies its Private Warrants as liabilities in accordance with ASC Topic 815. The Company estimates the fair value of the Private Warrants using a Black-Scholes options pricing model. The fair value of the Private Warrants utilized Level 3 inputs as it is based on significant inputs not observable in the market as of December 31, 2022 and 2021.
The fair value of the Private Warrants was estimated at December 31, 2022 and 2021using a Black-Scholes options pricing model and the following assumptions:

Input	December 31, 2022	December 31, 2021
Asset price	$4.07	$10.74
Exercise price	$11.50	$11.50
Risk-free interest rate	4.32%	1.04%
Expected volatility	63.0%	41.0%
Expected term (years)	2.49	3.49
Dividend yield	0.0%	0.0%
The fair value of warrant liabilities as of December 31, 2022 was $0.2 million. The changes in the warrant liabilities during the years ended December 31, 2022 and 2021 were as follows (in thousands):

Reclassification of fair value of Private Warrants to warrant liabilities as of January 1, 2021	$8,139
Cumulative impact of change in fair value of Private Warrants in 2020	(1,161)
Transfer of Private Warrants to Public Warrants	(6,057)
Change in fair value of warrant liabilities in 2021	1,132
Fair value of warrant liabilities as of December 31, 2021	2,053
Transfer of Private Warrants to Public Warrants	(605)
Change in fair value of warrant liabilities in 2022	(1,232)
Fair value of warrant liabilities as of December 31, 2022	$216
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

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
As of December 31, 2022, the Company had obligations to purchase approximately $75.8 million and $1.8 million of raw material during 2023 and 2024, respectively. In addition, the Company had commitments under purchase obligations related to market data research and technology services totaling approximately $4.9 million, of which $3.1 million was short-term and $1.8 million was long-term.
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
In August 2022, the Inflation Reduction Act (“IRA”) and CHIPS and Science Act (“CHIPS Act”) were both enacted. This new legislation includes the implementation of a new corporate alternative minimum tax, an excise tax on stock buybacks, and tax incentives for energy and climate initiatives, among other provisions. The income tax provisions of the IRA or the CHIPS Act had limited applicability to the Company and did not have a material impact on the Company’s consolidated and combined financial statements.
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
Components of the income tax provision (benefit) were as follows (in thousands):

	(Successor)			(Predecessor)
	Year Ended December 31, 2022	Year Ended December 31, 2021	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020
Current:
Federal	$(364)	$916	$(969)	$51
State and local	419	283	54	16
Foreign	6,190	3,957	1,139	2,029
	6,245	5,156	224	2,096
Deferred:
Federal	(2,944)	(6,498)	(2,192)	(4,262)
State and local	(581)	(2,801)	138	(259)
Foreign	3,069	(3,001)	(788)	(1,057)
	(456)	(12,300)	(2,842)	(5,578)
Total provision (benefit) for income taxes	$5,789	$(7,144)	$(2,618)	$(3,482)

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
The following is a reconciliation of income tax provision (benefit) computed at the U.S. federal statutory rate to income tax provision (benefit) in the consolidated and combined statements of operations (in thousands):

	(Successor)			(Predecessor)
	Year Ended December 31, 2022	Year Ended December 31, 2021	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020
(Loss) income before income taxes:
Domestic	$(86,952)	$(36,205)	$(18,981)	$(49,477)
Foreign	33,989	29,144	7,926	11,859
Total (loss) income before income taxes	$(52,963)	$(7,061)	$(11,055)	$(37,618)

Federal income tax rate	21.0%	21.0%	21.0%	21.0%
Federal income taxes	$(11,122)	$(1,483)	$(2,322)	$(7,900)
State and local taxes	(1,666)	(3,572)	1,812	(278)
Foreign rate differential	(545)	(1,431)	(70)	(125)
Change in tax rates	295	225	735	—
Change in uncertain tax positions	6	(1,005)	40	(651)
Change in valuation allowance	4,588	2,657	(1,474)	883
Goodwill impairment	9,765	—	—	3,717
U.S. effects of international operations	5,603	3,041	320	2,084
Tax credits	(3,250)	(2,763)	(2,161)	(1,201)
Section 162(m) limitation	87	206	—	—
Transaction costs	31	385	—	—
Stock-based compensation	422	502	—	—
Switzerland tax ruling	—	(4,057)	—	—
Foreign withholding taxes	1,043	350	—	—
Other	532	(199)	502	(11)
Total provision (benefit) for income taxes	$5,789	$(7,144)	$(2,618)	$(3,482)

Effective tax rate	(10.9)%	101.2%	23.7%	9.3%

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
Significant components of the Company’s net deferred tax assets and liabilities were as follows (in thousands):

	December 31, 2022	December 31, 2021
Deferred tax assets:
Accounts receivable	$441	$381
Accrued expenses	4,938	5,251
Inventory	4,112	6,166
Other assets	1,184	930
Pension asset	2,320	365
Capitalized research and development expense	445	—
Lease accounting	5,458	7,558
U.S. and foreign net operating losses	19,150	17,433
Deferred interest expense	11,241	6,106
Tax credits	887	511
Total deferred tax assets	50,176	44,701
Less valuation allowance	(16,592)	(12,184)
Net deferred tax assets	$33,584	$32,517
Deferred tax liabilities:
Property, plant and equipment	(6,270)	(5,271)
Operating lease right-of-use asset	(4,621)	(6,553)
Intangible assets	(45,964)	(46,511)
Deferred rent	(63)	(59)
Unremitted earnings	(2,295)	(965)
Other liabilities	(6,417)	(6,255)
Total deferred tax liabilities	(65,630)	(65,614)
Net deferred tax liability	$(32,046)	$(33,097)
In assessing the recoverability of its deferred tax assets within the jurisdiction from which they arise, management considers whether it is more likely than not (more than 50%) that some portion or all of the deferred tax assets will be realized. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any net operating loss and tax credit carry forwards. The Company evaluates all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. Based on the weight of available evidence, including the scheduling of existing taxable temporary differences into future taxable income, the Company determined that as of December 31, 2022 its deferred tax assets were realizable on a more-likely-than not basis with the exception of certain interest deductions of $2.3 million, foreign tax credits of $0.8 million, certain state net operating loss carry forwards of $10.2 million predominately related to Illinois, and $3.3 million of net operating loss carry forwards in India, Luxembourg, Spain, Mexico, China and Argentina. The Company’s valuation allowance at December 31, 2022 increased by approximately $4.4 million, of which $4.6 million was charged to income tax expense in 2022 (as shown in the rate reconciliation table above), partially offset by foreign exchange translation adjustments. The Company’s valuation allowance at December 31, 2021 increased by approximately $2.3 million, of which $2.7 million was charged to income tax expense in 2021 (as shown in the rate reconciliation table above), partially offset by foreign exchange translation adjustments.
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

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
As of December 31, 2022, the Company had net operating loss carry forwards and tax credits which will expire if not utilized, including: $123.4 million in Illinois state net operating losses expiring between 2029 and 2042, $0.9 million of U.S. federal foreign tax credits expiring in 2030 through 2032, $47.1 million of federal deferred interest carryforward under IRC Section 163(j) that can be carried forward indefinitely but is limited to 30% tax adjusted EBIT, $1.4 million of net operating losses in Mexico substantially expiring in 2023 and through 2032, $7.9 million of net operating losses in Luxembourg substantially expiring in 2035 and through 2039, $1.8 million of net operating losses in India expiring in 2023 through 2028, $0.6 million of net operating losses in China expiring in 2023 through 2026 and $0.9 million of net operating losses in Argentina expiring in 2026 through 2027.
Notwithstanding the current taxation of certain foreign subsidiaries under GILTI and one-time transition taxation enacted as part of the Tax Cut and Jobs Act, the Company intends to continue to invest these earnings indefinitely outside the U.S. If these future earnings are repatriated to the U.S., or if the Company determines that such earnings will be remitted in the foreseeable future, the Company may be required to accrue U.S. deferred taxes (if any) and applicable withholding taxes. It is not practicable to estimate the tax impact of the reversal of the outside basis difference, or the repatriation of cash due to the complexity of its hypothetical calculation. As of December 31, 2022 and 2021, the Company had accrued future income taxes and withholding taxes for future remittances to its Switzerland and Hong Kong affiliates of $2.3 million and $1.8 million, respectively.
The following summarizes the changes in the Company’s liability for unrecognized tax positions (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Beginning of period	$94	$609
Lapse in statute of limitations	—	(507)
Currency differences	—	(8)
End of period	$94	$94
The unrecognized tax benefits in both the successor and predecessor periods include amounts related to various foreign tax issues. The Company records both accrued interest and penalties related to income tax matters in the provision for income taxes in the accompanying consolidated and combined statements of operations. The Company’s accrued interest and penalties related to uncertain tax positions totaled $0.1 million as of both December 31, 2022 and December 31, 2021. Of the amounts reflected in the table above as of December 31, 2022, the entire amount if recognized, would reduce the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits will significantly increase or decrease in the next 12 months.
The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s U.S. federal and state income tax periods are generally open to examination for the tax years 2018 through 2022. The Company’s French, Argentina, Luxembourg and Swiss tax years 2017 through 2022 also remain open for examination. In addition, open tax years related to the Company’s other foreign jurisdictions remain subject to examination but are not considered material.
NOTE 12: PENSION AND OTHER RETIREMENT BENEFITS
Certain current and former employees of the Company are covered under a funded qualified defined benefit retirement plan. Plan provisions covering certain of the Company’s salaried employees generally provide pension benefits based on years of service and compensation. Plan provisions covering certain of the Company’s union members generally provide stated benefits for each year of credited service. The Company’s funding policy is to contribute annually the statutory required amount as actuarially determined. The Company froze the qualified pension plan on December 31, 2019. In addition, the Company has unfunded non-qualified plans covering certain salaried employees with additional retirement benefits in excess of qualified plan limits imposed by federal tax law, which were frozen by the Company on December 31, 2022. The Company uses December 31 as a measurement date for the plans.

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
In February 2021, the Compensation Committee approved the termination of the Company’s qualified defined benefit retirement plan at Flavors & Ingredients. During the fourth quarter of 2021, the Company offered the option of receiving a lump sum payment to certain participants with vested benefits in lieu of receiving monthly annuity payments. Approximately 125 participants elected to receive the settlement, and lump sum payments of approximately $16.8 million were paid from plan assets to these participants in December 2021. The benefit obligation settled approximated payments to plan participants and a pre-tax settlement gain of $0.5 million was recorded in the fourth quarter of 2021. During 2022, the Company purchased non-participating annuity contracts to settle the remaining liabilities of the plan for approximately $9.3 million which was fully funded by plan assets. The annuity contracts purchased along with the plan termination activities resulted in a settlement gain of $1.2 million for the year ended December 31, 2022. The remaining surplus of the plan will be used, as prescribed in the applicable regulations, to fund future contributions to the defined contribution plan at Flavors & Ingredients. At December 31, 2022, the remaining surplus of the plan was approximately $2.5 million.
The following table reconciles the funded status of the Company’s defined benefit pension plans (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Accumulated benefit obligations	$7,706	$20,314
Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$20,314	$41,112
Service cost	41	63
Interest cost	326	1,047
Actuarial gain	(3,084)	(1,054)
Benefits paid	(9,891)	(20,854)
Projected benefit obligations at end of year	7,706	20,314
Change in plans’ assets:
Fair value of plans’ assets at beginning of year	12,902	33,058
Actual returns on plans’ assets	(349)	372
Employee contributions	360	326
Benefits paid	(9,891)	(20,854)
Transfers related to plan termination	(500)	—
Fair value of plans’ assets at end of year	2,522	12,902
Net pension liability	$(5,184)	$(7,412)
The projected benefit obligation at December 31, 2022 and December 31, 2021 included $7.7 million and $9.8 million, respectively, related to the Company’s unfunded non-qualified plans.
Amounts recognized in the Company’s consolidated and combined balance sheets consisted of (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Other assets	$2,522	$2,367
Accrued expenses and other current liabilities	(355)	(488)
Other liabilities	(7,351)	(9,291)
Net amount recognized	$(5,184)	$(7,412)

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
Amounts recognized in accumulated other comprehensive income (loss), net of tax, which have not yet been recognized as a component of net periodic pension expense for the Company’s defined benefit pension plans, are as follows (in thousands):

	(Successor)			(Predecessor)
	Year Ended December 31, 2022	Year Ended December 31, 2021	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020
Prior service cost	$—	$—	$—	$169
Net actuarial (gain) loss	(1,523)	(207)	(620)	13,997
	$(1,523)	$(207)	$(620)	$14,166
As a result of the Business Combination on June 25, 2020, unamortized amounts previously charged to accumulated other comprehensive income (loss) were eliminated.
The components of the changes in unrecognized amounts included in pension obligation, net in other comprehensive income (loss) for the Company’s defined benefit pension plans were as follows (in thousands):

	(Successor)			(Predecessor)
	Year Ended December 31, 2022	Year Ended December 31, 2021	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020
Net actuarial (gain) loss	$(1,316)	$527	$—	$1,912
Amortization of prior service costs	—	—	—	(33)
Amortization of actuarial loss	—	(36)	—	(276)
Total (gain) loss recognized in other comprehensive income (loss)	$(1,316)	$491	$—	$1,603
The components of net periodic benefit (credit) cost for the Company’s defined benefit pension plans for the Successor and Predecessor were as follows (in thousands):

	(Successor)			(Predecessor)
	Year Ended December 31, 2022	Year Ended December 31, 2021	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020
Service cost	$41	$63	$94	$41
Interest cost	326	1,047	545	593
Expected return on plan assets	144	(1,310)	(783)	(817)
Amortization of prior service cost	—	—	—	33
Amortization of net actuarial loss	—	36	—	276
Settlement income	(1,178)	(644)	(25)	—
Net periodic benefit (credit) cost	$(667)	$(808)	$(169)	$126

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
Net periodic benefit (credit) cost is reflected in the Company’s consolidated and combined financial statements as follows for the Successor and Predecessor periods presented (in thousands):

	(Successor)			(Predecessor)
	Year Ended December 31, 2022	Year Ended December 31, 2021	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020
Selling, general and administrative expense	$41	$63	$69	$41
Other (income) expense, net	(708)	(871)	(238)	85
Net periodic benefit (credit) cost	$(667)	$(808)	$(169)	$126
Assumptions—The following assumptions were used to determine the benefit obligation at year end and net periodic benefit (credit) cost during the year for the Company’s funded defined benefit pension plan:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Weighted-average assumptions used to determine benefit obligation at year end:
Discount rate (1)	—%	2.38%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	2.38%	2.61%
Expected long-term rate of return on plan assets	1.70%	4.90%

(1) The discount rate assumption used to determine the benefit obligation at December 31, 2021 was based on blended 7 year and 15 year duration annuity purchase contracts.
The following assumptions were used to determine the benefit obligation at year end and net periodic benefit (credit) cost during the year for the Company’s unfunded supplemental defined benefit pension plan:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Weighted-average assumptions used to determine benefit obligation at year end:
Discount rate	5.01%	2.78%
Rate of compensation increase	—%	3.50%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	2.78%	2.42%
Rate of compensation increase	3.50%	3.50%
The Company bases the discount rate assumption on current investment yields of high quality fixed income investments during the retirement benefits maturity period. The rate of increase in future compensation assumptions reflects the Company’s long-term actual experience and future and near-term outlook.
The Company considered a number of factors to determine its expected rates of return on the assets in its plan, including, without limitation, historical performance of the plan assets, investment style, asset allocations and other third-party studies and surveys. The Company considered the plan portfolio’s asset allocation over a variety of time periods and compared them with third-party studies and reviewed performance of the capital markets in recent years and other factors and advice from various third parties, such as the pension plan’s advisors, investment managers and actuaries. While the Company considered recent performance and the historical performance of its plan assets, the Company’s assumptions are based primarily on its estimates of long-term, prospective rates of return. Differences between actual and expected asset returns are recognized in the net periodic benefit cost over the remaining service period of the active participating employees.

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
Plan Assets—The investment committee for the Company’s plan adopted investment policies with the objective of meeting and exceeding over time, the expected long-term rate of return on plan assets assumptions, weighted against a reasonable risk level and considering the appropriate liquidity levels. In connection with this objective, the plan’s assets were mainly invested in mutual funds, common and collective funds, corporate bonds, government bonds, private equity funds, as well as a real estate fund, in order to achieve the Company’s goals to enhance the expected returns of its investments together with their liquidity and protect the plan’s funded status. As a result of the planned termination of the qualified pension plan, certain of the plan’s assets were liquidated during the fourth quarter of 2021 and used to satisfy lump sum benefit payments as further described above, and any remaining plan assets were liquidated during 2022. Therefore, at December 31, 2022 the plan’s assets were invested in cash and cash equivalents and at December 31, 2021, the plan’s assets were primarily invested in cash and fixed income securities.
The following tables set forth, by category, the Company’s pension plan assets as of December 31, 2022 and December 31, 2021, using the fair value hierarchy established under ASC Topic 820 and as described in Note 9. The fair value hierarchy in the table as of December 31, 2021 excludes certain investments which are valued using Net Asset Value (“NAV”) as a practical expedient (in thousands):

	Pension Plan Assets as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Pension plan assets measured at fair value:
Cash and cash equivalents	$2,522	$—	$—	$2,522
Total pension plan assets measured at fair value	$2,522	$—	$—	$2,522

	Pension Plan Assets as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Pension plan assets measured at fair value:
Cash and cash equivalents	$325	$—	$—	$325
U.S. Government securities	—	6,283	—	6,283
Corporate bonds	—	6,283	—	6,283
Total pension plan assets measured at fair value	$325	$12,566	$—	$12,891

Pension plan assets measured at NAV as a practical expedient (1)				11
Total pension plan assets				$12,902

(1)    Certain investments in real estate funds that are measured at fair value using the NAV per share practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the total value of plan assets.
Cash and cash equivalents are stated at cost, which approximates fair market value. Corporate and government bonds are generally valued on the basis of evaluated bids furnished by a pricing service, which determines valuations for normal, institutional size-trading units of such securities using market information, transactions for comparable securities and various relationships between securities. There were no transfers between levels within the three-tier fair value hierarchy in 2022 and 2021.
Contributions—The Company does not expect to make further contributions to its funded defined benefit pension plan due to its termination.

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
Expected Future Benefit Payments—The projected benefit payments for the unfunded non-qualified defined benefit pension plans are as follows (in thousands):

2023	$355
2024	357
2025	426
2026	587
2027	584
2028-2032	3,125
The Company also participates in certain state-sponsored defined benefit plans covering certain non-U.S. employees with total net liabilities of $1.9 million and $3.6 million as of December 31, 2022 and December 31, 2021, respectively. The primary state-sponsored plan relates to Merisant employees in Switzerland and France, which had pension benefit obligations of $5.5 million and plan assets of $3.6 million as of December 31, 2022 and a pension benefit obligation of $6.9 million and plan assets of $3.4 million as of December 31, 2021. Net periodic pension cost for 2022, 2021, for the period June 26, 2020 through December 31, 2020, and January 1, 2020 through June 25, 2020 was $0.4 million, $0.4 million, $0.2 million, and $0.3 million, respectively.
Defined Contribution Pension Plans—The Company has defined contribution 401(k) plans covering certain eligible domestic employees, as defined by the plans. The plans provide for certain employer matching contributions. The Company recorded compensation expense related to its defined contribution plans of $1.2 million for 2022, $1.0 million for 2021, $0.2 million for the period from June 26, 2020 to December 31, 2020, and $0.3 million for the period from January 1, 2020 to June 25 2020.
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
PSU awards generally cliff vest subsequent to the completion of the cumulative three-year performance period, depending on the period specified in each respective PSU agreement. The number of PSUs that ultimately vest depends on the Company’s performance relative to a specified cumulative financial targets established for each grant and are expected to be settled in stock.
Stock-based compensation expense for the year ended December 31, 2022 and 2021, and for the period from June 26, 2020 to December 31, 2020 was $4.9 million, $8.7 million, and $1.3 million respectively. Stock-based compensation expense for the year ended December 31, 2021 included $0.9 million of expense related to 2021 management bonuses that were settled in stock during the second quarter of 2022. The tax benefit recognized related to stock-based compensation was $0.4 million and $0.5 million for the years ended December 31, 2022 and 2021. There was no tax benefit recognized related to stock-based compensation for the period from June 26, 2020 to December 31, 2020.

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
A summary of activity and weighted average fair values related to the RSUs is as follows:

	Shares	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2021	484,744	$13.46	1.02
Granted	1,742,191	5.42
Vested	(217,734)	12.96
Forfeited	(470,442)	4.58
Outstanding and nonvested at December 31, 2022	1,538,759	$6.65	0.71
The weighted average grant date fair value per share of RSUs granted during the year was $5.42 in 2022, $13.48 in 2021, and $8.34 for the period from June 26, 2020 through December 31, 2020.
The aggregate fair value of RSUs upon vesting during the years ended December 31, 2022 and 2021 was $1.5 million and $7.2 million, respectively. No RSUs vested during the period from June 26, 2020 to December 31, 2020.
A summary of activity and weighted average fair values related to the RSAs is as follows:

	Shares	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2021	117,801	$9.76	0.98
Granted	82,615	6.96
Vested	(68,946)	8.34
Outstanding and nonvested at December 31, 2022	131,470	$8.75	1.19
The weighted average grant date fair value per share of RSAs granted during the year was $6.96 in 2022, $11.77 in 2021, and $8.34 for the period from June 26, 2020 through December 31, 2020.
The aggregate fair value of RSAs upon vesting during the year ended December 31, 2022 was $0.5 million. No RSAs vested during the year ended 2021 or the period from June 26, 2020 to December 31, 2020.
A summary of activity and weighted average fair values related to the PSUs is as follows:

	Shares	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2021	282,141	$13.65	2.21
Granted	572,845	7.19
Forfeited	(223,609)	6.04
Outstanding and nonvested at December 31, 2022	631,377	$8.49	1.88

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
The weighted average grant date fair value per share of PSUs granted during the year was $7.19 in 2022 and $13.65 in 2021.
As of December 31, 2022, the Company had not yet recognized compensation cost on nonvested awards as follows (in thousands):

	Unrecognized Compensation Cost	Weighted Avg. Remaining Recognition Period (in years)
Nonvested awards	$6,507	1.06 years
The nonvested awards excludes unvested PSUs that are deemed not probable of vesting constituting $5.4 million of unrecognized compensation expense at December 31, 2022.
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
NOTE 15: EARNINGS PER SHARE
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

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
The computation of basic and diluted EPS for the years ended December 31, 2022 and 2021 and the period from June 26, 2020 to December 31, 2020 is shown below (in thousands, except for share and per share data):

	Year Ended December 31, 2022	Year Ended December 31, 2021	From June 26, 2020 to December 31, 2020
EPS numerator:
Net (loss) income attributable to common shareholders	$(58,752)	$83	$(8,437)
Less: Change in fair value of warrant liabilities	—	(29)	—
Numerator - diluted	$(58,752)	$54	$(8,437)

EPS denominator:
Weighted average shares outstanding - basic	41,481,079	38,505,458	38,426,669
Effect of dilutive securities	—	1,370,929	—
Weighted average shares outstanding - diluted	41,481,079	39,876,387	38,426,669

Net earnings (loss) per share:
Basic	$(1.42)	$0.00	$(0.22)
Diluted	$(1.42)	$0.00	$(0.22)
For the year ended December 31, 2022, 20,263,300 warrants, 1,538,759 RSUs, and 131,470 RSAs were excluded from the diluted EPS calculation because they were determined to be anti-dilutive. For the period from June 26, 2020 to December 31, 2020, 20,263,500 warrants, 633,057 RSUs, and 68,946 RSAs were excluded from the diluted EPS calculation because they were determined to be anti-dilutive. Additionally, at December 31, 2022 and 2021, 631,377 and 282,141 PSUs, respectively, were excluded from the diluted EPS calculation because they are subject to performance conditions that were not satisfied.
NOTE 16: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes accumulated other comprehensive income (loss) (“AOCI”), net of taxes, by component (in thousands):

	Net Currency Translation Gains (Losses)	Funded Status of Benefit Plans	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$7,774	$831	$8,605
Other comprehensive income before reclassifications	984	701	1,685
Amounts reclassified from AOCI	—	(603)	(603)
Balance at December 31, 2021	$8,758	$929	$9,687
Other comprehensive (loss) income, before reclassifications	(13,469)	2,926	(10,543)
Amounts reclassified from AOCI	—	(186)	(186)
Balance at December 31, 2022	$(4,711)	$3,669	$(1,042)

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
NOTE 17: RELATED PARTY TRANSACTIONS
The Predecessor participated in MacAndrews & Forbes’ (“MacAndrews”) directors and officer’s insurance program, which covered the Predecessor along with MacAndrews and its other affiliates. The limits of coverage were available on aggregate losses to any or all of the participating companies and their respective directors and officers. For the period of January 1, 2020 to June 25, 2020, the Predecessor reimbursed MacAndrews an immaterial amount for its allocable portion of the premiums for such coverage, which the Predecessor believed was more favorable than the premiums that it could have secured were it to secure its own coverage. The Predecessor also participated in certain other insurance programs with MacAndrews under which it paid premiums directly to the insurance broker.
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
In December 2019, Wholesome entered into a partnership agreement to form WS Services, LLC (“WS Services”). As of December 31, 2022, Wholesome had a 50% interest in the partnership and accounts for the partnership as an equity method investment. Wholesome’s investment in the partnership, which is classified as other assets in the consolidated balance sheets, was $0.7 million as of both December 31, 2022 and 2021. Wholesome utilizes a warehouse leased by WS Services for storage of raw materials. During both the year ended December 31, 2022 and the period from February 5, 2021 through December 31, 2021, Wholesome expensed $0.9 million related to the use of the warehouse space. Wholesome recorded a payable to WS Services for $0.1 million and $0.3 million as of December 31, 2022 and 2021.
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

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
The following table presents selected financial information relating to the Company’s business segments (in thousands):

	(Successor)			(Predecessor)
	Year Ended December 31, 2022	Year Ended December 31, 2021	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020
Product revenues, net
Branded CPG	$422,638	$389,174	$96,857	$80,749
Flavors & Ingredients	115,634	104,799	50,311	47,579
Total product revenues, net	$538,272	$493,973	$147,168	$128,328

Operating (loss) income
Branded CPG	$(30,182)	$34,918	$13,463	$(5,055)
Flavors & Ingredients	32,505	21,860	(2,645)	(23,718)
	2,323	56,778	10,818	(28,773)
Corporate	(26,969)	(33,962)	(16,924)	(9,408)
Total operating (loss) income	$(24,646)	$22,816	$(6,106)	$(38,181)
The following table presents geographic information based upon revenues of the Company’s major geographic markets (in thousands):

	(Successor)			(Predecessor)
	Year Ended December 31, 2022	Year Ended December 31, 2021	From June 26, 2020 to December 31, 2020	From January 1, 2020 to June 25, 2020
North America	$357,175	$318,958	$63,386	$54,253
Europe	92,272	96,013	45,608	42,776
India, Middle East and Africa	19,940	14,801	6,996	3,959
Asia-Pacific	53,300	51,598	24,350	20,834
Latin America	15,585	12,603	6,828	6,506
Total product revenues, net	$538,272	$493,973	$147,168	$128,328
The Company has a large and diverse customer base, which includes numerous customers located in foreign countries. Branded CPG’s combined sales to a single customer accounted for 14.1% and 10.6% of total sales in 2022 and 2021, respectively. No single customer accounted for more than 10% of total sales in 2020. With the exception of the United States, no one country represented more than 10% of the Company’s net sales.
The Company has an exclusive supply contract to purchase the output of licorice extract and certain licorice derivatives from a manufacturer with facilities in Central Asia. For the year ended December 31, 2022, the Company’s purchases from this supplier totaled approximately $9.1 million, representing 23.4% of the Company’s licorice raw material purchases for the year.

Whole Earth Brands, Inc.
Notes to Consolidated and Combined Financial Statements
Long-lived assets are as follows (in thousands):

	December 31, 2022	December 31, 2021
Long-Lived Assets*
United States	$24,516	$24,327
China	14,805	15,620
Czech Republic	6,451	6,074
France	10,960	11,353
Other Foreign Countries	1,360	1,129
Total	$58,092	$58,503
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
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The Company’s management and the principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based upon this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.
As discussed in this Annual Report on Form 10-K, this Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm pursuant to an exemption made available to us as an emerging growth company.
Item 9B.    Other Information.
None.
Item 9C.    Disclosures Regarding Foreign Jurisdictions That Prevent Inspections.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
We will provide information that is responsive to this Item 10 in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2022. Such information is incorporated into this Item 10 by reference.
Item 11.    Executive Compensation.
We will provide information that is responsive to this Item 11 in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2022. Such information is incorporated into this Item 11 by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The number of shares to be issued upon exercise or vesting of awards issued under, and the number of shares remaining for future issuance under our equity compensation plans at December 31, 2022 were as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price per share of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,301,606	$—	5,805,675
Equity compensation plans not approved by security holders	—	$—	—
Total	2,301,606		5,805,675

(1) Includes 131,470 RSAs, 1,538,759 RSUs and 631,377 PSUs outstanding under our LTIP plans.
(2) There are no amounts provided under this column because only RSAs, RSUs and PSUs have been granted.
(3) Awards issuable under our LTIP plans include stock options, stock appreciation rights, stock awards, stock units, performance units and other stock-based awards.
Information related to the security ownership of certain beneficial owners and management will be provided in our 2023 proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2022. Such information is incorporated into this Item 12 by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
We will provide information that is responsive to this Item 13 in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2022. Such information is incorporated into this Item 13 by reference.
Item 14.    Principal Accounting Fees and Services.
We will provide information that is responsive to this Item 14 in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2022. Such information is incorporated into this Item 14 by reference.

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
10.1#‡
Amendment and Restatement Agreement dated as of February 5, 2021, by and among Whole Earth Brands, Inc., certain domestic subsidiaries thereto, Toronto-Dominion (Texas) LLC, as administrative agent thereunder, and certain lenders signatory thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 8, 2021).

10.2
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

10.3
Form of Subscription Agreement by and between Act II Global Acquisition Corp. and the subscribers signatory thereto (incorporated by reference to Exhibit 10.3 of Act II’s Current Report on Form 8-K, filed with the SEC on February 13, 2020).

10.4
Registration Rights Agreement dated April 25, 2019, among Act II Global Acquisition Corp., Act II Global LLC and certain other security holders named therein (incorporated by reference to Exhibit 10.4 to Act II’s Current Report on Form 8-K, filed with the SEC on May 1, 2019).

10.5
Escrow Agreement dated as of June 25, 2020, by and among Act II Sponsor LLC, Whole Earth Brands, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2020).

10.6+	Whole Earth Brands, Inc. 2020 Long-Term Incentive Award Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2020).
10.7+	Form of Indemnity Agreement, between Whole Earth Brands, Inc. and its directors and officers (incorporated by reference to Exhibit 10.11 of Act II’s Form S-4/A, filed with the SEC on May 11, 2020).
10.8+
Offer Letter, dated as of January 25, 2016, by and between Merisant Company 2 SARL and Albert Manzone (incorporated by reference to Exhibit 10.14 of Act II’s Form S-4, filed with the SEC on April 10, 2020).

10.9+
Amendment to Offer Letter dated as of July 1, 2017, by and between Merisant Company 2 SARL and Albert Manzone (incorporated by reference to Exhibit 10.15 of Act II’s Form S-4/A, filed with the SEC on April 10, 2020).

10.10+
2018 Amendment to Offer Letter dated as of November 4, 2018, by and between Merisant Company 2 SARL and Albert Manzone (incorporated by reference to Exhibit 10.16 of Act II’s Form S-4/A, filed with the SEC on April 10, 2020).

10.11+
3rd Amendment to Offer Letter dated as of June 10, 2019, by and between Merisant Company 2 SARL and Albert Manzone (incorporated by reference to Exhibit 10.17 of Act II’s Form S-4/A, filed with the SEC on April 10, 2020).

10.12+
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

10.15*+	Offer Letter, dated as of December 15, 2021, by and between the Company and Duane Portwood.
10.16
Offer Letter, dated as of June 19, 2020, by and between the Company and Brian Litman with amendments dated as of January 20, 2021 and September 30, 2021 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2022).

10.17
Offer Letter, dated as of December 2, 2020, by and between the Company and Jeffrey Robinson (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2022).

10.18+	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2020).
10.19+	Form of Restricted Stock Unit Agreement for Non-U.S. Participants (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 6, 2020).
10.20+	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 6, 2020).
10.21+	Form of Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 6, 2020).
10.22+	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 6, 2020).
21.1*	List of Subsidiaries.
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm of the Company.
31.1*	Certification of Principal Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	The cover page for the Company’s Annual Report on Form 10-K has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
+	Indicates a management or compensatory plan
†	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.
#
Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.

‡	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item 601(b)(10).
Item 16.    Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2023.

WHOLE EARTH BRANDS, INC.
By:	/s/ Michael Franklin
Name:	Michael Franklin
Title:	Interim Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Michael Franklin	Interim Chief Executive Officer and Director	March 13, 2023
Michael Franklin	(Principal Executive Officer)

/s/ Duane Portwood	Chief Financial Officer	March 13, 2023
Duane Portwood	(Principal Financial Officer and Principal Accounting Officer)

/s/ Irwin D. Simon	Executive Chairman of the Board of Directors	March 13, 2023
Irwin D. Simon

/s/ Anuraag Agarwal	Director	March 13, 2023
Anuraag Agarwal

/s/ Steven M. Cohen	Director	March 13, 2023
Steven M. Cohen

/s/ Denise Faltischek	Director	March 13, 2023
Denise Faltischek

/s/ Ira J. Lamel	Director	March 13, 2023
Ira J. Lamel

/s/ John M. McMillin	Director	March 13, 2023
John M. McMillin