Form 10-Q
period 2023-03-31
Whole Earth Brands, Inc.
filed 2023-05-10
CIK 1753706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 9, 2023, there were 42,245,974 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

WHOLE EARTH BRANDS, INC.
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1.         Financial Statements.
Whole Earth Brands, Inc.
Condensed Consolidated Financial Statements (Unaudited)
For the Quarter Ended March 31, 2023

Whole Earth Brands, Inc.
Condensed Consolidated Balance Sheets
(In thousands of dollars, except for share and per share data)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$26,632	$28,676
Accounts receivable (net of allowances of $1,699 and $1,614, respectively)	66,472	66,653
Inventories	218,397	218,975
Prepaid expenses and other current assets	8,979	10,530
Total current assets	320,480	324,834

Property, Plant and Equipment, net	57,313	58,092

Other Assets
Operating lease right-of-use assets	16,695	18,238
Goodwill	194,521	193,139
Other intangible assets, net	241,923	245,376
Deferred tax assets, net	349	539
Other assets	8,985	8,785
Total Assets	$840,266	$849,003

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$50,145	$47,002
Accrued expenses and other current liabilities	36,095	27,488
Current portion of operating lease liabilities	8,877	8,804
Current portion of long-term debt	3,750	3,750
Total current liabilities	98,867	87,044
Non-Current Liabilities
Long-term debt	427,599	432,172
Deferred tax liabilities, net	32,586	32,585
Operating lease liabilities, less current portion	10,748	12,664
Other liabilities	9,921	9,987
Total Liabilities	579,721	574,452
Commitments and Contingencies (Note 8)	—	—
Stockholders’ Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 220,000,000 shares authorized; 42,244,966 and 41,994,355 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	362,164	360,777
Accumulated deficit	(104,985)	(85,188)
Accumulated other comprehensive income (loss)	3,362	(1,042)
Total stockholders’ equity	260,545	274,551
Total Liabilities and Stockholders’ Equity	$840,266	$849,003
See Notes to Unaudited Condensed Consolidated Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated Statements of Operations
(In thousands of dollars, except for share and per share data)
(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Product revenues, net	$132,417	$130,592
Cost of goods sold	100,076	91,034
Gross profit	32,341	39,558

Selling, general and administrative expenses	24,689	27,788
Amortization of intangible assets	4,651	4,705

Operating income	3,001	7,065

Interest expense, net	(10,704)	(6,032)
Other (expense) income, net	(629)	2,817
(Loss) income before income taxes	(8,332)	3,850
Provision for income taxes	11,465	1,124
Net (loss) income	$(19,797)	$2,726

Net (loss) earnings per share:
Basic	$(0.47)	$0.07
Diluted	$(0.47)	$0.07

See Notes to Unaudited Condensed Consolidated Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands of dollars)
(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Net (loss) income	$(19,797)	$2,726
Other comprehensive income (loss), net of tax:
Net change in pension benefit obligations recognized, net of taxes of $(4) and $(71), respectively	(12)	(224)
Foreign currency translation adjustments	4,416	(2,003)
Total other comprehensive income (loss), net of tax	4,404	(2,227)
Comprehensive (loss) income	$(15,393)	$499
See Notes to Unaudited Condensed Consolidated Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated Statements of Equity
(In thousands of dollars)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2021	38,871,646	$4	$330,616	$(26,436)	$9,687	$313,871
Transfer of Private Warrants to Public Warrants	—	—	605	—	—	605
Net income	—	—	—	2,726	—	2,726
Other comprehensive loss, net of tax	—	—	—	—	(2,227)	(2,227)
Stock-based compensation	—	—	1,354	—	—	1,354
Net share settlements of stock-based awards	146,444	—	(291)	—	—	(291)
Shares issued for payment of contingent consideration	2,659,574	—	23,936	—	—	23,936
Balance at March 31, 2022	41,677,664	$4	$356,220	$(23,710)	$7,460	$339,974

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2022	41,994,355	$4	$360,777	$(85,188)	$(1,042)	$274,551
Net income	—	—	—	(19,797)	—	(19,797)
Other comprehensive income, net of tax	—	—	—	—	4,404	4,404
Stock-based compensation	—	—	1,792	—	—	1,792
Net share settlements of stock-based awards	250,611	—	(405)	—	—	(405)
Balance at March 31, 2023	42,244,966	$4	$362,164	$(104,985)	$3,362	$260,545

See Notes to Unaudited Condensed Consolidated Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands of dollars)
(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Operating activities
Net (loss) income	$(19,797)	$2,726
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	1,792	1,650
Depreciation	1,690	1,460
Amortization of intangible assets	4,651	4,705
Deferred income taxes	(124)	(905)
Amortization of inventory fair value adjustments	—	(1,599)
Amortization of debt issuance costs and original issue discount	522	456
Change in fair value of warrant liabilities	(154)	(861)
Changes in current assets and liabilities:
Accounts receivable	706	(3,821)
Inventories	1,579	(878)
Prepaid expenses and other current assets	(740)	(842)
Accounts payable, accrued liabilities and income taxes	14,084	4,833
Other, net	(142)	(2,478)
Net cash provided by operating activities	4,067	4,446

Investing activities
Capital expenditures	(1,556)	(3,276)
Proceeds from the sale of fixed assets	—	50
Net cash used in investing activities	(1,556)	(3,226)

Financing activities
Proceeds from revolving credit facility	—	30,000
Repayments of revolving credit facility	(4,000)	—
Repayments of long-term borrowings	(938)	(938)
Payment of contingent consideration	—	(29,108)
Tax withholdings related to net share settlements of stock awards	(405)	(291)
Net cash used in financing activities	(5,343)	(337)

Effect of exchange rate changes on cash and cash equivalents	788	186
Net change in cash and cash equivalents	(2,044)	1,069
Cash and cash equivalents, beginning of period	28,676	28,296
Cash and cash equivalents, end of period	$26,632	$29,365

Supplemental disclosure of cash flow information
Interest paid	$10,284	$5,567
Taxes paid, net of refunds	$3,228	$993

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
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. The balance sheet data as of December 31, 2022 was derived from the audited consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated and combined financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K.
In the opinion of management, the financial statements contain all adjustments necessary to state fairly the financial position of the Company as of March 31, 2023 and the results of operations and cash flows for all periods presented. All adjustments in the accompanying unaudited condensed consolidated financial statements, which management believes are necessary to state fairly the financial position, results of operations and cash flows, have been reflected and are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results to be expected for the full year.
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
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326).” The standard requires entities to estimate losses on financial assets measured at amortized cost, including trade receivables, debt securities and loans, using an expected credit loss model. The expected credit loss model should consider reasonable and supportable forecasts in addition to the previously considered past events and current conditions. This guidance also includes enhanced requirements for disclosures related to credit loss estimates. Entities must apply the standard provision as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company adopted this standard on January 1, 2023. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures and a cumulative-effect adjustment was not deemed necessary.
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
NOTE 2: BUSINESS COMBINATION
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

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 3: INVENTORIES
Inventories consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials and supplies	$131,381	$129,131
Work in process	1,582	1,835
Finished goods	85,434	88,009
Total inventories	$218,397	$218,975
NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets consisted of the following (in thousands):

	March 31, 2023			December 31, 2022
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Other intangible assets subject to amortization
Customer relationships (useful life of 5 to 10 years)	$105,497	$(29,164)	$76,333	$105,298	$(26,137)	$79,161
Tradenames (useful life of 25 years)	172,204	(17,314)	154,890	171,013	(15,498)	155,515
Total	$277,701	$(46,478)	231,223	$276,311	$(41,635)	234,676
Other intangible assets not subject to amortization
Product formulations			10,700			10,700
Total other intangible assets, net			241,923			245,376
Goodwill			194,521			193,139
Total goodwill and other intangible assets			$436,444			$438,515
At March 31, 2023 and December 31, 2022, goodwill at Branded CPG was $190.8 million and $189.5 million, respectively. Goodwill at Flavors & Ingredients was $3.7 million at both March 31, 2023 and December 31, 2022.
The amortization expense for intangible assets was $4.7 million for both the three months ended March 31, 2023 and 2022.
Amortization expense relating to amortizable intangible assets as of March 31, 2023 for the next five years is expected to be as follows (in thousands):

Remainder of 2023	$14,000
2024	18,667
2025	18,425
2026	18,196
2027	16,974
2028	14,976

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 5: DEBT
Debt consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Term loan, due 2028	$367,500	$368,438
Revolving credit facility, due 2026	72,000	76,000
Less: current portion	(3,750)	(3,750)
Less: unamortized discount and debt issuance costs	(8,151)	(8,516)
Total long-term debt	$427,599	$432,172
Loan Agreement—At both March 31, 2023 and December 31, 2022, the Company’s senior secured loan agreement consisted of a senior secured term loan facility (the “Term Loan Facility”) of $375 million and a revolving credit facility of up to $125 million (the “Revolving Facility,” and together with the Term Loan Facility, the “Credit Facilities”). As of March 31, 2023 and December 31, 2022, term loan borrowings were $359.3 million and $359.9 million, respectively, net of unamortized discount and debt issuance costs of $8.2 million and $8.5 million, respectively. There were $72.0 million and $76.0 million of borrowings under the revolving credit facility as of March 31, 2023 and December 31, 2022, respectively. Additionally, as of March 31, 2023 and December 31, 2022, the Company’s unamortized debt issuance costs related to the revolving credit facility were $1.8 million and $2.0 million, respectively, which are included in other assets in the condensed consolidated balance sheet. As of March 31, 2023 and December 31, 2022, there were $3.3 million and $2.1 million, respectively, of outstanding letters of credit that reduced the Company’s availability under the revolving credit facility. See Note 7 to the Company’s consolidated and combined financial statements in its Annual Report on Form 10-K for the year ended December 31, 2022 for further information and significant terms and conditions associated with the Term Loan Facility and Revolving Facility.
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
On June 15, 2022, the Company and certain of its subsidiaries entered into a first amendment (the “First Amendment”) to the Amended and Restated Loan Agreement dated as of February 5, 2021 (the “Amended and Restated Loan Agreement”). The First Amendment increased the aggregate principal amount of the Revolving Credit Facility from $75 million to $125 million (the “Amended Revolving Credit Facility”) and transitioned from LIBOR to Secured Overnight Financing Rate (“SOFR”) as the benchmark for purposes of calculating interest for all loans outstanding under the Amended and Restated Loan Agreement. At the election of the Company, loans outstanding under the Amended and Restated Loan Agreement will accrue interest at a rate per annum equal to (i) term SOFR plus 0.10%, 0.15%, or 0.25% in case of, respectively, a one-month, three-month, or six-month interest period (“Adjusted Term SOFR”), or (ii) the greater of the prime rate, the federal funds effective rate plus 0.50%, and one-month Adjusted Term SOFR plus 1.00%, in each case plus the applicable margin which is equal to (i) with respect to Amended Revolving Credit Facility and letters of credit, (A) 2.75%, in the case of base rate advances, and (B) 3.75% in the case of SOFR advances, and (ii) with respect to the Term Loan Facility, (A) 3.50%, in the case of base rate advances, and (B) 4.50% in the case of SOFR advances. In connection with the Amendment, the Company paid fees and incurred transaction costs of $0.7 million, all of which was deferred.
The transition to SOFR did not materially impact the interest rates applied to the Company’s borrowings. No other material changes were made to the terms of the Company’s Amended and Restated Loan Agreement as a result of the First Amendment.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On April 24, 2023, the Company and certain of its subsidiaries entered into a second amendment (the “Second Amendment”) to the Amended and Restated Loan Agreement. The Second Amendment changed the maximum consolidated total leverage ratio covenant as follows: (i) the consolidated total leverage ratio will temporarily increase by 0.25 turns for the first quarter of 2023, 0.5 turns on a quarterly basis through the fourth quarter of 2023, and 0.25 turns in the first quarter of 2024; and (ii) beginning in the second quarter of 2024, the consolidated total leverage ratio will return to a level not to exceed 5.5x. No other material changes were made in terms of the Company’s Amended and Restated Agreement as a result of the Second Amendment.
NOTE 6: WARRANTS
As of the date of the Business Combination, the Company had approximately 20,263,500 warrants outstanding, consisting of (i) 15,000,000 public warrants originally sold as part of the units issued in Act II’s initial public offering (the “Public Warrants”) and (ii) 5,263,500 Private Warrants that were sold by Act II to the PIPE Investors in conjunction with the Business Combination (collectively with the Public Warrants, the “Warrants”). Each warrant is exercisable for one-half of one share of the Company’s common stock at a price of $11.50 per whole share, subject to adjustment. Warrants may only be exercised for a whole number of shares as no fractional shares will be issued. As of both March 31, 2023 and December 31, 2022, the Company had 19,491,320 Public Warrants outstanding and 771,980 Private Warrants outstanding.
There were no Warrants exercised for shares of the Company’s common stock in the three months ended March 31, 2023 and 2022.
NOTE 7: FAIR VALUE MEASUREMENTS
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
Investment in securities—The Company has assets in an investment fund that holds surplus funds from its terminated qualified pension plan that will be used to fund future contributions to the defined contribution plan at Flavors & Ingredients and is presented in other assets in the condensed consolidated balance sheet. The investment is classified as available-for-sale and carried at fair market value. At March 31, 2023, both the estimated fair value and cost basis of the investment fund was $2.5 million and utilized Level 2 inputs.
Debt—The Company measures its term loan and revolving facilities at original carrying value, net of unamortized deferred financing costs and fees. At March 31, 2023, the estimated fair value of the term loan was $312.4 million as compared to a carrying value of $359.3 million. At December 31, 2022, the estimated fair value of the term loan was $338.0 million as compared to a carrying value of $359.9 million. The estimated fair value of the outstanding principal balance of the term loan utilized Level 2 inputs as it is based on quoted market prices for identical or similar instruments. The fair value of the revolving facility at both March 31, 2023 and December 31, 2022 approximated carrying value.

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
The Company’s income tax provision was $11.5 million for the three months ended March 31, 2023, which includes a discrete tax provision of $1.0 million related primarily to tax expense for a shortfall of the tax benefits on stock-based awards that have vested and the remeasurement of state deferred taxes as a result of state law changes enacted during the quarter. The effective tax rate for the three months ended March 31, 2023 was an income tax provision of (137.6%) on a pre-tax loss of $8.3 million which differs from the statutory federal rate of 21% primarily due to an increase in the valuation allowance related to interest expense for which deductibility is limited under IRC §163(j), foreign income at different rates, non-deductible permanent differences, state and local taxes, and the U.S. tax effect of international operations including Global Intangible Low-Taxed Income (“GILTI”) recorded during the period, and the discrete tax provision described above.
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
At both March 31, 2023 and December 31, 2022, the Company had an uncertain tax position liability of $0.2 million, including interest and penalties. The unrecognized tax benefits include amounts related primarily to various state tax issues.
NOTE 10: STOCK-BASED COMPENSATION

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
PSU awards generally cliff vest subsequent to the completion of the cumulative three-year performance period, depending on the period specified in each respective PSU agreement. The number of PSUs that ultimately vest depends on the Company’s performance relative to specified cumulative financial targets established for each grant and are expected to be settled in stock.
Stock-based compensation expense for the three months ended March 31, 2023 and 2022 was $1.8 million and $1.7 million, respectively.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

A summary of activity and weighted average fair values related to the RSUs is as follows:

	Three Months Ended March 31, 2023
	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 31, 2022	1,538,759	$6.65
Granted	5,319	3.76
Vested	(376,821)	7.58
Forfeited	(4,569)	7.30
Outstanding and nonvested at March 31, 2023	1,162,688	$6.32
A summary of activity and weighted average fair values related to the RSAs is as follows:

	Three Months Ended March 31, 2023
	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 31, 2022	131,470	$8.75
Granted	—	—
Outstanding and nonvested at March 31, 2023	131,470	$8.75
A summary of activity and weighted average fair values related to the PSUs is as follows:

	Three Months Ended March 31, 2023
	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 31, 2022	631,377	$8.49
Forfeited	(2,072)	7.24
Outstanding and nonvested at March 31, 2023	629,305	$8.49
As of March 31, 2023, the Company had not yet recognized compensation costs on nonvested awards as follows (in thousands):

	Unrecognized Compensation Cost	Weighted Avg. Remaining Recognition Period (in years)
Nonvested awards	$4,688	0.99
The nonvested awards excludes unvested PSUs that are deemed not probable of vesting constituting $5.3 million of unrecognized compensation expense at March 31, 2023.

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
The computation of basic and diluted earnings (loss) per common share is shown below (in thousands, except for share and per share data):

	Three Months Ended
	March 31, 2023	March 31, 2022
EPS numerator:
Net (loss) income attributable to common shareholders	$(19,797)	$2,726

EPS denominator:
Weighted average shares outstanding - basic	42,054,904	40,017,296
Effect of dilutive securities	—	53,157
Weighted average shares outstanding - diluted	42,054,904	40,070,453

Net (loss) earnings per share:
Basic	$(0.47)	$0.07
Diluted	$(0.47)	$0.07
For the three months ended March 31, 2023, 20,263,300 warrants, 1,162,688 RSUs, and 131,470 RSAs were excluded from the diluted EPS calculation because they were determined to be anti-dilutive. For the three months ended March 31, 2022, 20,263,300 warrants and 839,126 RSUs were excluded from the diluted EPS calculation because they were determined to be anti-dilutive. Additionally, for the three months ended March 31, 2023 and 2022, 629,305 and 808,194 PSUs, respectively, were excluded from the diluted EPS calculation because they are subject to performance conditions that were not satisfied.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 12: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes accumulated other comprehensive income (loss) (“AOCI”), net of taxes, by component (in thousands):

	Net Currency Translation Gains (Losses)	Funded Status of Benefit Plans	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$8,758	$929	$9,687
Other comprehensive loss before reclassifications	(2,003)	—	(2,003)
Amounts reclassified from AOCI	—	(224)	(224)
Balance at March 31, 2022	$6,755	$705	$7,460

Balance at December 31, 2022	$(4,711)	$3,669	$(1,042)
Other comprehensive loss before reclassifications	4,416	—	4,416
Amounts reclassified from AOCI	—	(12)	(12)
Balance at March 31, 2023	$(295)	$3,657	$3,362
NOTE 13: RELATED PARTY TRANSACTIONS
In December 2019, Wholesome entered into a partnership agreement to form WS Services, LLC (“WS Services”), in which Wholesome received a 50% interest and accounts for the partnership as an equity method investment. Wholesome’s investment in the partnership, which is classified as other assets in the condensed consolidated balance sheets, was $0.7 million as of both March 31, 2023 and December 31, 2022. Wholesome utilizes a warehouse leased by WS Services for storage of raw materials. During the three months ended March 31, 2023 and 2022, the Company expensed $0.2 million and $0.3 million, respectively, related to the use of the warehouse space. The Company recorded a payable to WS Services for $0.1 million as of both March 31, 2023 and December 31, 2022.
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

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents selected financial information relating to the Company’s business segments (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Product revenues, net
Branded CPG	$102,010	$103,761
Flavors & Ingredients	30,407	26,831
Total product revenues, net	$132,417	$130,592

Operating income
Branded CPG	$(843)	$6,460
Flavors & Ingredients	9,536	7,827
	8,693	14,287
Corporate	(5,692)	(7,222)
Total operating income	$3,001	$7,065
The following table presents disaggregated revenue information for the Company (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Branded CPG:
North America	$74,054	$73,080
Europe	15,969	18,008
India, Middle East and Africa	3,153	3,579
Asia-Pacific	5,815	6,062
Latin America	3,019	3,032
Flavors & Ingredients	30,407	26,831
Total product revenues, net	$132,417	$130,592

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read together with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (“Annual Report”) and our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report.
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
Forward-looking statements may be accompanied by words such as “achieve,” “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “drive,” “estimate,” “expect,” “forecast,” “future,” “grow,” “improve,” “increase,” “intend,” “may,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or similar words, phrases or expressions. These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to achieve or maintain profitability; the extent of the continued impact of the COVID-19 pandemic, and any recurrence of the COVID-19 pandemic, local, regional, national, and international economic conditions that have deteriorated as a result of the COVID-19 pandemic including the risks of a global recession or a recession in one or more of our key markets, and the impact they may have on us and our customers and management’s assessment of that impact; inflation and the Company’s ability to offset rising costs through pricing and productivity effectively; the projected financial information, anticipated growth rate, and market opportunity of our Branded CPG and Flavors & Ingredients business segments; the ability to maintain the listing of our securities on Nasdaq; the potential liquidity and trading of our public securities; our expected capital requirements and the availability of additional financing; our ability to attract or retain highly qualified personnel, including in accounting and finance roles; extensive and evolving government regulations that impact the way we operate; the impact of the COVID-19 pandemic on our suppliers, including disruptions and inefficiencies in the supply chain; factors relating to the business, operations and financial performance of our Branded CPG and Flavors & Ingredients segments; our success in integrating the various operating companies constituting Merisant and MAFCO; our ability to integrate our acquisitions and achieve the anticipated benefits of the transactions in a timely manner or at all; the ongoing conflict in Ukraine and related economic disruptions and new governmental regulations on our business, including but not limited to the potential impact on our sales, operations and supply chain; adverse changes in the global or regional general business, political and economic conditions, including the impact of continuing uncertainty and instability in certain countries, that could materially affect our global markets and the potential adverse economic impact and related uncertainty caused by these items; our ability to continue to use, maintain, enforce, protect and defend owned and licensed intellectual property, including the Whole Earth® brand; and such other factors as discussed throughout, including in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.
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
Inflation and Supply Chain Impact
During the first quarter of 2023, we have continued to experience inflationary cost increases in raw materials and transportation costs, as well as supply chain challenges. We expect these cost pressures and supply chain challenges to continue during 2023. These cost increases have resulted in and could continue to result in negative impacts to our results of operations. However, we have taken measures to mitigate the impact of these inflationary pressures.
There continues to be an increasingly competitive labor market at certain of our manufacturing facilities that has led to an increase in employee turnover and changes in the availability of our workers. Labor shortages and increased turnover rates have resulted in and could continue to result in increased costs and could negatively impact our ability to meet customer demand. However, we expect we will be able to deliver products to fulfill customer orders on a timely basis and we intend to continue to monitor customer demand along with our supply chain and logistics capabilities to drive our business and meet our obligations.

Results of Operations
Consolidated

	Three Months Ended
(In thousands)	March 31, 2023	March 31, 2022	Change
Product revenues, net	$132,417	$130,592	+1.4%
Cost of goods sold	100,076	91,034	+9.9%
Gross profit	32,341	39,558	-18.2%
Selling, general and administrative expenses	24,689	27,788	-11.2%
Amortization of intangible assets	4,651	4,705	-1.1%
Operating income	3,001	7,065	-57.5%
Interest expense, net	(10,704)	(6,032)	+77.5%
Other (expense) income, net	(629)	2,817	*
(Loss) income before income taxes	(8,332)	3,850	*
Provision for income taxes	11,465	1,124	*
Net (loss) income	$(19,797)	$2,726	*

* Represents positive or negative change equal to, or in excess of 100%
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Product revenues, net. Product revenues, net for the three months ended March 31, 2023 were $132.4 million, an increase of $1.8 million, or 1.4%, from $130.6 million for the three months ended March 31, 2022 due to a $3.6 million increase in product revenues at Flavors & Ingredients, partially offset by a $1.8 million decrease in product revenues in the Branded CPG segment. The increase in Flavors & Ingredients revenues was primarily driven by volume growth and price increases, partially offset by unfavorable impacts from foreign exchange, as further discussed below. The decrease in Branded CPG revenues was driven primarily by declines in volume and unfavorable impacts from foreign exchange, largely offset by prices increases, as further discussed below.
Cost of goods sold. Cost of goods sold for the three months ended March 31, 2023 was $100.1 million, an increase of $9.0 million, or 9.9%, from $91.0 million for the three months ended March 31, 2022. The increase was primarily due to increased volume at Flavors & Ingredients, increased raw materials costs due to inflationary pressures, product mix and costs associated with the supply chain reinvention. Additionally, the prior year period included $1.6 million of favorable purchase accounting adjustments related to inventory revaluations that did not reoccur in the current quarter as all inventory revaluation purchase accounting adjustments were fully amortized as of June 30, 2022.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2023 were $24.7 million, a decrease of $3.1 million, or 11.2%, from $27.8 million for the three months ended March 31, 2022 primarily due to a $1.2 million decrease in bonus expense, a $0.3 million favorable adjustment to severance and related expenses, as well as a $0.6 million decline in transaction-related expenses that did not reoccur in 2023 and a $0.5 million decline in marketing costs, partially offset by a $0.4 million impairment of fixed assets related to idled production lines at our Decatur, Alabama facility.
Amortization of intangible assets. Amortization of intangible assets for the three months ended March 31, 2023 was essentially flat compared to the three months ended March 31, 2022.
Interest expense, net. Interest expense, net for the three months ended March 31, 2023 was $10.7 million, an increase of $4.7 million, or 77.5%, from $6.0 million for the three months ended March 31, 2022. The increase was primarily due to higher interest rates for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 as well as higher debt levels under our revolving credit facility.

Other (expense) income, net. Other expense, net for the three months ended March 31, 2023 was $0.6 million compared to income of $2.8 million for the three months ended March 31, 2022. The first quarter of 2023 primarily reflected realized foreign exchange losses of $0.9 million, partially offset by equity income of $0.2 million. The prior year period included a $1.0 million non-cash settlement gain related to the termination of our qualified defined benefit pension plan at Flavors & Ingredients, a $1.1 million non-cash gain related to the settlement of the Wholesome acquisition earn-out, as further described above and a $0.9 million gain on the change in the fair value of warrant liabilities.
Provision for income taxes. The provision for income taxes for the three months ended March 31, 2023 was $11.5 million. The provision for income taxes for the three months ended March 31, 2022 was $1.1 million. The effective tax rate for the three months ended March 31, 2023 was an income tax provision of (137.6%), compared to an income tax provision of 29.2% for the three months ended March 31, 2022. The effective tax rate for the three months ended March 31, 2023 differs from the statutory federal rate of 21% primarily due to an increase in the valuation allowance related to interest expense for which deductibility is limited under IRC §163(j), foreign income at different rates, non-deductible permanent differences, state and local taxes, the U.S. tax effect of international operations including Global Intangible Low-Taxed Income (“GILTI”) recorded during the period, and the discrete tax provision related primarily to tax expense for a shortfall of the tax benefits on stock-based awards that have vested and the remeasurement of state deferred tax assets as a result of state law changes enacted during the quarter. The effective tax rate for the three months ended March 31, 2022 differs from the statutory federal rate of 21% primarily due to state and local taxes, non-deductible permanent differences, limited benefit on current year interest deductions and losses in certain jurisdictions, the change in the fair value of warrant liabilities, foreign income at different rates and the U.S. tax effect of international operations including GILTI recorded during the period.
Branded CPG

	Three Months Ended
(In thousands)	March 31, 2023	March 31, 2022	Change
Product revenues, net	$102,010	$103,761	-1.7%
Operating (loss) income	$(843)	$6,460	*

* Represents positive or negative change equal to, or in excess of 100%
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Segment product revenues, net. Product revenues, net for Branded CPG for the three months ended March 31, 2023 were $102.0 million, a decrease of $1.8 million, or 1.7%, from $103.8 million for the three months ended March 31, 2022, driven by a $9.5 million decline due to lower volumes and a $1.5 million unfavorable impact of foreign exchange, partially offset by a $9.2 million increase in sales primarily due to higher pricing.
Segment operating (loss) income. Operating loss for Branded CPG for the three months ended March 31, 2023 was $0.8 million, a decrease of $7.3 million from operating income of $6.5 million for the three months ended March 31, 2022, primarily due to increases in costs associated with the supply chain reinvention of $1.5 million, increased raw materials costs due to inflationary pressures, a $0.4 million impairment of fixed assets related to idled production lines at our Decatur, Alabama facility and higher stock-based compensation expense of $0.4 million, partially offset by a $0.5 million decrease in marketing costs.

Flavors & Ingredients

	Three Months Ended
(In thousands)	March 31, 2023	March 31, 2022	Change
Product revenues, net	$30,407	$26,831	+13.3%
Operating income	$9,536	$7,827	+21.8%
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Segment product revenues, net. Product revenues, net for Flavors & Ingredients for the three months ended March 31, 2023 were $30.4 million, an increase of $3.6 million, or 13.3%, from $26.8 million for the three months ended March 31, 2022, primarily driven by increases in licorice extracts due to both volume and price growth, partially offset by a $0.3 million unfavorable impact of foreign exchange.
Segment operating income. Operating income for Flavors & Ingredients for the three months ended March 31, 2023 was $9.5 million, an increase of $1.7 million, or 21.8%, from $7.8 million for the three months ended March 31, 2022, primarily driven by higher revenues. Additionally, the prior year period included $1.6 million of favorable purchase accounting adjustments related to inventory revaluations that did not reoccur as all inventory revaluation purchase accounting adjustments were fully amortized as of June 30, 2022.
Corporate

	Three Months Ended
(In thousands)	March 31, 2023	March 31, 2022	Change
Operating loss	$(5,692)	$(7,222)	-21.2%
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Operating loss. Operating loss for Corporate for the three months ended March 31, 2023 was $5.7 million, a decrease of $1.5 million, or 21.2%, from $7.2 million for the three months ended March 31, 2022, primarily driven by a $1.0 million decline in compensation expense, largely due to a favorable adjustment to severance and related expenses and lower bonus expense, as well as a $0.4 million decrease due to transaction-related expenses that did not reoccur in 2023.
Liquidity and Capital Resources
We have historically funded operations with cash flow from operations and, when needed, with borrowings, which are described below.
We believe our sources of liquidity and capital, and our Credit Facilities will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months.

The following table shows summary cash flow information for the three months ended March 31, 2023 and March 31, 2022 (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Net cash provided by operating activities	$4,067	$4,446
Net cash used in investing activities	(1,556)	(3,226)
Net cash used in financing activities	(5,343)	(337)
Effect of exchange rate changes on cash and cash equivalents	788	186
Net change in cash and cash equivalents	$(2,044)	$1,069
Operating activities. Net cash provided by operating activities was $4.1 million for the three months ended March 31, 2023 compared to cash provided by operating activities of $4.4 million for the three months ended March 31, 2022. The decrease in cash provided by operations was primarily attributable to higher interest and income tax payments being largely offset by favorable working capital changes during the three months ended March 31, 2023. Cash paid for income taxes, net of income tax refunds was $3.2 million for the three months ended March 31, 2023 compared to $1.0 million for the three months ended March 31, 2022. Cash paid for interest for the three months ended March 31, 2023 was $10.3 million compared to $5.6 million for the three months ended March 31, 2022.
Investing activities. Net cash used in investing activities was $1.6 million and $3.2 million for the three months ended March 31, 2023 and 2022, respectively, and primarily related to capital expenditures.
Financing activities. Net cash used in financing activities was $5.3 million for the three months ended March 31, 2023 and reflects repayments of the revolving credit facility of $4.0 million, repayments of long-term debt of $0.9 million and payments of $0.4 million for employee tax withholdings related to net share settlements of stock-based awards. Net cash used in financing activities was $0.3 million for the three months ended March 31, 2022 and reflects $30.0 million of proceeds from the revolving credit facility, repayments of long-term debt of $0.9 million, cash payment for the Wholesome acquisition earn-out of $29.1 million (amount is net of $0.9 million related to transaction bonuses paid in connection with the earn-out and reflected in operating activities) and payments of $0.3 million for employee tax withholdings related to net share settlements of stock-based awards.
Debt
As of March 31, 2023 and December 31, 2022, term loan borrowings were $359.3 million and $359.9 million, respectively, net of debt issuance costs of $8.2 million and $8.5 million, respectively. There were $72.0 million and $76.0 million of borrowings under the revolving credit facility as of March 31, 2023 and December 31, 2022, respectively. Additionally, as of March 31, 2023 and December 31, 2022, unamortized debt issuance costs related to the revolving credit facility were $1.8 million and $2.0 million, respectively, which are included in other assets in the condensed consolidated balance sheet. As of March 31, 2023 and December 31, 2022, there were $3.3 million and $2.1 million, respectively, of outstanding letters of credit that reduced our availability under the revolving credit facility. See Note 7 to our consolidated and combined financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for further information and significant terms and conditions associated with the Term Loan Facility and Revolving Facility.
As further described in Note 2, following the completion of the Wholesome Earn-Out Period, we determined, in accordance with the terms of the Purchase Agreement, that the sellers were entitled to receive the Earn-Out Amount in full. We elected to satisfy part of the Earn-Out Amount in common stock and on February 23, 2022, issued 2,659,574 shares of the Company’s common stock. The remaining $30 million portion of the $55 million Earn-Out Amount was paid in cash which was funded from available capacity under our revolving credit facility.

On June 15, 2022, we and certain of our subsidiaries entered into a first amendment (the “First Amendment”) to the Amended and Restated Loan Agreement dated as of February 5, 2021 (the “Amended and Restated Loan Agreement”). The First Amendment increased the aggregate principal amount of the Revolving Credit Facility from $75 million to $125 million (the “Amended Revolving Credit Facility”) and transitioned from LIBOR to Secured Overnight Financing Rate (“SOFR”) as the benchmark for purposes of calculating interest for all loans outstanding under the Amended and Restated Loan Agreement. At our election, loans outstanding under the Amended and Restated Loan Agreement will accrue interest at a rate per annum equal to (i) term SOFR plus 0.10%, 0.15%, or 0.25% in case of, respectively, a one-month, three-month, or six-month interest period (“Adjusted Term SOFR”), or (ii) the greater of the prime rate, the federal funds effective rate plus 0.50%, and one-month Adjusted Term SOFR plus 1.00%, in each case plus the applicable margin which is equal to (i) with respect to Amended Revolving Credit Facility and letters of credit, (A) 2.75%, in the case of base rate advances, and (B) 3.75% in the case of SOFR advances, and (ii) with respect to the Term Loan Facility, (A) 3.50%, in the case of base rate advances, and (B) 4.50% in the case of SOFR advances. In connection with the First Amendment, we paid fees and incurred transaction costs of $0.7 million, all of which was deferred.
The transition to SOFR did not materially impact the interest rates applied to our borrowings. No other material changes were made to the terms of our Amended and Restated Loan Agreement as a result of the First Amendment.
On April 24, 2023, we and certain of our subsidiaries entered into a second amendment (the “Second Amendment”) to the Amended and Restated Loan Agreement. The Second Amendment changed the maximum consolidated total leverage ratio covenant as follows: (i) the consolidated total leverage ratio will temporarily increase by 0.25 turns for the first quarter of 2023, 0.5 turns on a quarterly basis through the fourth quarter of 2023, and 0.25 turns in the first quarter of 2024; and (ii) beginning in the second quarter of 2024, the consolidated total leverage ratio will return to a level not to exceed 5.5x. No other material changes were made in terms of our Amended and Restated Loan Agreement as a result of the Second Amendment.
Critical Accounting Policies and Recently Issued Accounting Pronouncements
There have been no changes to critical accounting policies and estimates from those disclosed in our audited consolidated and combined financial statements for the year ended December 31, 2022. For information regarding our critical accounting policies and accounting pronouncements, see our unaudited condensed consolidated financial statements and the related notes to those statements included under Item 1. hereof and our 2022 Annual Report on Form 10-K.
Item 3.       Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in market risk from those addressed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 during the three months ended March 31, 2023. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4.       Controls and Procedures
Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The Company’s management and the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1.       Legal Proceedings.
There have been no material developments in our legal proceedings since we filed our Annual Report on Form 10-K for the year ended December 31, 2022. Refer to “Part I. Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information regarding legal proceedings.
Item 1A.   Risk Factors.
We discuss in our filings with the SEC various risks that may materially affect our business. The materialization of any risks and uncertainties identified in forward-looking statements contained in this report together with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 and our other filings with the SEC or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking Statements.” There have been no material changes in the risk factors previously disclosed in the section entitled “Item 1A-Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2022, including the risk factors incorporated by reference therein.
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

10.1
Offer Letter, effective as of April 6, 2023, by and between the Company and Michael Franklin (incorporated by reference to Exhibit 10.1 of Whole Earth Brands, Inc.’s Current Report on Form 8-K filed with the SEC on April 12, 2023).

10.2
Second Amendment to Amended and Restated Loan Agreement, dated as of April 24, 2023, by and among Whole Earth Brands, Inc., certain domestic subsidiaries thereto, Toronto Dominion (Texas) LLC as administrative agent thereunder, and certain lenders signatory thereto (incorporated by reference to Exhibit 10.1 of Whole Earth Brands, Inc.’s Current Report on Form 8-K filed with the SEC on April 25, 2023).

10.3
Offer Letter, effective as of April 24, 2023, by and between the Company and Bernardo Fiaux (incorporated by reference to Exhibit 10.2 of Whole Earth Brands, Inc.’s Current Report on Form 8-K filed with the SEC on April 25, 2023).

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

Whole Earth Brands, Inc.

/s/ Michael Franklin
Date: May 10, 2023	Name:	Michael Franklin
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Bernardo Fiaux
Date: May 10, 2023	Name:	Bernardo Fiaux
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)