Form 10-Q
period 2023-06-30
Whole Earth Brands, Inc.
filed 2023-08-09
CIK 1753706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 8, 2023, there were 42,767,109 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

WHOLE EARTH BRANDS, INC.
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1.         Financial Statements.
Whole Earth Brands, Inc.
Condensed Consolidated Financial Statements (Unaudited)
For the Quarter Ended June 30, 2023

Whole Earth Brands, Inc.
Condensed Consolidated Balance Sheets
(In thousands of dollars, except for share and per share data)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$24,114	$28,676
Accounts receivable (net of allowances of $1,845 and $1,614, respectively)	70,475	66,653
Inventories	217,047	218,975
Prepaid expenses and other current assets	7,716	10,530
Total current assets	319,352	324,834

Property, Plant and Equipment, net	55,302	58,092

Other Assets
Operating lease right-of-use assets	23,499	18,238
Goodwill	194,595	193,139
Other intangible assets, net	237,149	245,376
Deferred tax assets, net	473	539
Other assets	9,742	8,785
Total Assets	$840,112	$849,003

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$53,258	$47,002
Accrued expenses and other current liabilities	30,322	27,488
Current portion of operating lease liabilities	8,737	8,804
Current portion of long-term debt	3,750	3,750
Total current liabilities	96,067	87,044
Non-Current Liabilities
Long-term debt	427,035	432,172
Deferred tax liabilities, net	33,452	32,585
Operating lease liabilities, less current portion	17,565	12,664
Other liabilities	10,158	9,987
Total Liabilities	584,277	574,452
Commitments and Contingencies (Note 8)	—	—
Stockholders’ Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 220,000,000 shares authorized; 42,462,895 and 41,994,355 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	364,698	360,777
Accumulated deficit	(110,502)	(85,188)
Accumulated other comprehensive income (loss)	1,635	(1,042)
Total stockholders’ equity	255,835	274,551
Total Liabilities and Stockholders’ Equity	$840,112	$849,003
See Notes to Unaudited Condensed Consolidated Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated Statements of Operations
(In thousands of dollars, except for share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Product revenues, net	$132,902	$133,503	$265,319	$264,095
Cost of goods sold	99,522	96,189	199,598	187,223
Gross profit	33,380	37,314	65,721	76,872

Selling, general and administrative expenses	25,634	24,960	50,323	52,748
Amortization of intangible assets	4,697	4,664	9,348	9,369

Operating income	3,049	7,690	6,050	14,755

Interest expense, net	(11,063)	(6,428)	(21,767)	(12,460)
Other (expense) income, net	(256)	890	(885)	3,707
(Loss) income before income taxes	(8,270)	2,152	(16,602)	6,002
(Benefit) provision for income taxes	(2,753)	826	8,712	1,950
Net (loss) income	$(5,517)	$1,326	$(25,314)	$4,052

Net (loss) earnings per share:
Basic	$(0.13)	$0.03	$(0.60)	$0.10
Diluted	$(0.13)	$0.03	$(0.60)	$0.10

See Notes to Unaudited Condensed Consolidated Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands of dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net (loss) income	$(5,517)	$1,326	$(25,314)	$4,052
Other comprehensive income (loss), net of tax:
Net change in pension benefit obligations recognized, net of taxes of $(4), $6, $(8) and $(66), respectively	(11)	17	(23)	(207)
Unrealized gains and losses on cash flow hedges, net of taxes of $219, $0, $219 and $0, respectively	655	—	655	—
Foreign currency translation adjustments	(2,371)	(14,848)	2,045	(16,851)
Total other comprehensive income (loss), net of tax	(1,727)	(14,831)	2,677	(17,058)
Comprehensive loss	$(7,244)	$(13,505)	$(22,637)	$(13,006)
See Notes to Unaudited Condensed Consolidated Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated Statements of Equity
(In thousands of dollars)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2021	38,871,646	$4	$330,616	$(26,436)	$9,687	$313,871
Transfer of Private Warrants to Public Warrants	—	—	605	—	—	605
Net income	—	—	—	2,726	—	2,726
Other comprehensive loss, net of tax	—	—	—	—	(2,227)	(2,227)
Stock-based compensation	—	—	1,354	—	—	1,354
Net share settlements of stock-based awards	146,444	—	(291)	—	—	(291)
Shares issued for payment of contingent consideration	2,659,574	—	23,936	—	—	23,936
Balance at March 31, 2022	41,677,664	4	356,220	(23,710)	7,460	339,974
Net income	—	—	—	1,326	—	1,326
Other comprehensive income, net of tax	—	—	—	—	(14,831)	(14,831)
Stock-based compensation	—	—	1,564	—	—	1,564
Net share settlements of stock-based awards	92,253	—	(91)	—	—	(91)
Net share settlements under management bonus plan	203,763	—	1,402	—	—	1,402
Balance at June 30, 2022	41,973,680	$4	$359,095	$(22,384)	$(7,371)	$329,344

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2022	41,994,355	$4	$360,777	$(85,188)	$(1,042)	$274,551
Net income	—	—	—	(19,797)	—	(19,797)
Other comprehensive income, net of tax	—	—	—	—	4,404	4,404
Stock-based compensation	—	—	1,792	—	—	1,792
Net share settlements of stock-based awards	250,611	—	(405)	—	—	(405)
Balance at March 31, 2023	42,244,966	4	362,164	(104,985)	3,362	260,545
Net income	—	—	—	(5,517)	—	(5,517)
Other comprehensive loss, net of tax	—	—	—	—	(1,727)	(1,727)
Stock-based compensation	—	—	2,883	—	—	2,883
Net share settlements of stock-based awards	217,929	—	(349)	—	—	(349)
Balance at June 30, 2023	42,462,895	$4	$364,698	$(110,502)	$1,635	$255,835

See Notes to Unaudited Condensed Consolidated Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands of dollars)
(Unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022
Operating activities
Net (loss) income	$(25,314)	$4,052
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	4,877	3,214
Depreciation	3,473	2,916
Amortization of intangible assets	9,348	9,369
Deferred income taxes	631	(1,857)
Amortization of inventory fair value adjustments	—	(2,537)
Amortization of debt issuance costs and original issue discount	1,082	929
Change in fair value of warrant liabilities	(62)	(1,054)
Changes in current assets and liabilities:
Accounts receivable	(3,351)	(4,785)
Inventories	1,584	(16,800)
Prepaid expenses and other current assets	(567)	(1,017)
Accounts payable, accrued liabilities and income taxes	12,427	(1,741)
Other, net	812	(2,712)
Net cash provided by (used in) operating activities	4,940	(12,023)

Investing activities
Capital expenditures	(2,728)	(4,440)
Proceeds from the sale of fixed assets	—	50
Net cash used in investing activities	(2,728)	(4,390)

Financing activities
Proceeds from revolving credit facility	—	50,000
Repayments of revolving credit facility	(4,000)	—
Repayments of long-term borrowings	(1,875)	(1,875)
Debt issuance costs	(440)	(672)
Payment of contingent consideration	—	(29,108)
Tax withholdings related to net share settlements of stock awards	(754)	(862)
Net cash (used in) provided by financing activities	(7,069)	17,483

Effect of exchange rate changes on cash and cash equivalents	295	(1,745)
Net change in cash and cash equivalents	(4,562)	(675)
Cash and cash equivalents, beginning of period	28,676	28,296
Cash and cash equivalents, end of period	$24,114	$27,621

Supplemental disclosure of cash flow information
Interest paid	$20,851	$11,511
Taxes paid, net of refunds	$2,383	$5,757

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
In the opinion of management, the financial statements contain all adjustments necessary to state fairly the financial position of the Company as of June 30, 2023 and the results of operations and cash flows for all periods presented. All adjustments in the accompanying unaudited condensed consolidated financial statements, which management believes are necessary to state fairly the financial position, results of operations and cash flows, have been reflected and are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results to be expected for the full year.
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
Derivative Instruments—The Company’s earnings and cash flows are subject to fluctuations due to changes in interest rates. The Company uses derivative financial instruments, including interest rate swaps, to manage interest rate exposures and hedge the variability of interest payments on future debt obligations. The Company does not use derivative financial instruments for trading or speculative purposes.
The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking hedge transactions. This process includes linking the derivatives designated as cash flow hedges to specific forecasted transactions or variability of cash flows. The Company also formally assesses, both at the inception of a hedge transaction and on an ongoing basis, whether the designated derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flow of the hedged items as well as monitors the credit worthiness of the counterparties to ensure no issues exist which would affect the value of the derivatives. When a derivative is determined not to be highly effective as a hedge or the underlying hedged transaction is no longer probable, the Company discontinues hedge accounting prospectively and reclassifies any hedge related gains or losses previously recorded in other comprehensive income (loss) to other expense (income) within the statement of operations.
To the extent the hedge is effective, the Company records derivative financial instruments at fair value in its condensed consolidated balance sheet and changes in the fair value are recorded in accumulated other comprehensive income (loss) and reclassified to earnings when the hedged item affects earnings. Cash flows from derivative instruments are classified in the condensed consolidated statements of cash flows based on the nature of the derivative contract. Additional information pertaining to the Company’s derivative instruments is provided in Note 7.
No other significant accounting policies and estimates have changed from those detailed in Note 1 to the Company’s audited consolidated and combined financial statements for the year ended December 31, 2022.
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

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On February 5, 2021, pursuant to the terms of the Wholesome Purchase Agreement, the Company purchased and acquired all of the issued and outstanding shares of capital stock for an initial cash purchase price of $180 million plus up to an additional $55 million (the “Earn-Out Amount”) upon the satisfaction of certain post-closing financial metrics. Subject to the terms and conditions of the Wholesome Purchase Agreement, payment of the Earn-Out Amount, in whole or in part, was subject to Wholesome achieving certain EBITDA thresholds at or above approximately $30 million during the period beginning August 29, 2020, and ending December 31, 2021 (the “Earn-Out Period”). A portion of the Earn-Out Amount (up to $27.5 million) could be paid, at the Company’s election, in freely tradeable, registered shares of Company common stock calculated using the 20-day volume weighted average trading price per share as of the date of determination. Calculation of the achievement of the Earn-Out Amount was subject to certain adjustments more thoroughly described in the Wholesome Purchase Agreement.
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

NOTE 3: INVENTORIES
Inventories consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials and supplies	$124,592	$129,131
Work in process	1,764	1,835
Finished goods	90,691	88,009
Total inventories	$217,047	$218,975

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets consisted of the following (in thousands):

	June 30, 2023			December 31, 2022
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Other intangible assets subject to amortization
Customer relationships (useful life of 5 to 10 years)	$105,315	$(32,043)	$73,272	$105,298	$(26,137)	$79,161
Tradenames (useful life of 25 years)	172,213	(19,036)	153,177	171,013	(15,498)	155,515
Total	$277,528	$(51,079)	226,449	$276,311	$(41,635)	234,676
Other intangible assets not subject to amortization
Product formulations			10,700			10,700
Total other intangible assets, net			237,149			245,376
Goodwill			194,595			193,139
Total goodwill and other intangible assets			$431,744			$438,515
At June 30, 2023 and December 31, 2022, goodwill at Branded CPG was $191.0 million and $189.5 million, respectively. At June 30, 2023 and December 31, 2022, goodwill at Flavors & Ingredients was $3.6 million and $3.7 million, respectively. The change in the goodwill balances is due to fluctuations in foreign exchange rates.
The amortization expense for intangible assets was $4.7 million and $9.3 million for the three and six months ended June 30, 2023, respectively, and $4.7 million and $9.4 million for the three and six months ended June 30, 2022, respectively.
Amortization expense relating to amortizable intangible assets as of June 30, 2023 for the next five years is expected to be as follows (in thousands):

Remainder of 2023	$9,350
2024	18,700
2025	18,457
2026	18,228
2027	17,007
2028	15,012
NOTE 5: DEBT
Debt consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Term loan, due 2028	$366,562	$368,438
Revolving credit facility, due 2026	72,000	76,000
Less: current portion	(3,750)	(3,750)
Less: unamortized discount and debt issuance costs	(7,777)	(8,516)
Total long-term debt	$427,035	$432,172

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Loan Agreement—At both June 30, 2023 and December 31, 2022, the Company’s senior secured loan agreement consisted of a senior secured term loan facility (the “Term Loan Facility”) of $375 million and a revolving credit facility of up to $125 million (the “Revolving Facility,” and together with the Term Loan Facility, the “Credit Facilities”). As of June 30, 2023 and December 31, 2022, term loan borrowings were $358.8 million and $359.9 million, respectively, net of unamortized discount and debt issuance costs of $7.8 million and $8.5 million, respectively. There were $72.0 million and $76.0 million of borrowings under the revolving credit facility as of June 30, 2023 and December 31, 2022, respectively. Additionally, as of June 30, 2023 and December 31, 2022, the Company’s unamortized debt issuance costs related to the revolving credit facility were $2.1 million and $2.0 million, respectively, which are included in other assets in the condensed consolidated balance sheet. As of June 30, 2023 and December 31, 2022, there were $3.3 million and $2.1 million, respectively, of outstanding letters of credit that reduced the Company’s availability under the revolving credit facility. See Note 7 to the Company’s consolidated and combined financial statements in its Annual Report on Form 10-K for the year ended December 31, 2022 for further information and significant terms and conditions associated with the Term Loan Facility and Revolving Facility.
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
On June 15, 2022, the Company and certain of its subsidiaries entered into a first amendment (the “First Amendment”) to the Amended and Restated Loan Agreement dated as of February 5, 2021 (the “Amended and Restated Loan Agreement”). The First Amendment increased the aggregate principal amount of the Revolving Credit Facility from $75 million to $125 million (the “Amended Revolving Credit Facility”) and transitioned from LIBOR to Secured Overnight Financing Rate (“SOFR”) as the benchmark for purposes of calculating interest for all loans outstanding under the Amended and Restated Loan Agreement. At the election of the Company, loans outstanding under the Amended and Restated Loan Agreement will accrue interest at a rate per annum equal to (i) term SOFR plus 0.10%, 0.15%, or 0.25% in case of, respectively, a one-month, three-month, or six-month interest period (“Adjusted Term SOFR”), or (ii) the greater of the prime rate, the federal funds effective rate plus 0.50%, and one-month Adjusted Term SOFR plus 1.00%, in each case plus the applicable margin which is equal to (i) with respect to Amended Revolving Credit Facility and letters of credit, (A) 2.75%, in the case of base rate advances, and (B) 3.75% in the case of SOFR advances, and (ii) with respect to the Term Loan Facility, (A) 3.50%, in the case of base rate advances, and (B) 4.50% in the case of SOFR advances, with a SOFR floor of 1.00%. In connection with the Amendment, the Company paid fees and incurred transaction costs of $0.7 million, all of which was deferred.
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
NOTE 6: WARRANTS
As of the date of the Business Combination, the Company had approximately 20,263,500 warrants outstanding, consisting of (i) 15,000,000 public warrants originally sold as part of the units issued in Act II’s initial public offering (the “Public Warrants”) and (ii) 5,263,500 Private Warrants that were sold by Act II to the PIPE Investors in conjunction with the Business Combination (collectively with the Public Warrants, the “Warrants”). Each warrant is exercisable for one-half of one share of the Company’s common stock at a price of $11.50 per whole share, subject to adjustment. Warrants may only be exercised for a whole number of shares as no fractional shares will be issued. As of both June 30, 2023 and December 31, 2022, the Company had 19,491,320 Public Warrants outstanding and 771,980 Private Warrants outstanding.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

There were no Warrants exercised for shares of the Company’s common stock in the six months ended June 30, 2023 and 2022.
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
On June 9, 2023, the Company entered into an interest rate swap with a notional value of $183.3 million that matures on February 5, 2026 to exchange variable for fixed rate interest payments related to the Term Loan Facility. The effective date of the interest rate swap was June 30, 2023. The interest rate swap is designated as a cash flow hedge and is considered highly effective. As a result, no ineffectiveness has been recognized in the condensed consolidated statement of operations during the three and six months ended June 30, 2023. As of June 30, 2023, the fair value of the interest rate swap was recorded in other assets in the condensed consolidated balance sheet in the amount of $0.9 million with the unrealized gain recognized in other comprehensive income (loss). The change in fair value will subsequently be reclassified from other comprehensive income (loss) into interest expense, net in the periods when the hedge transaction affects earnings. As of June 30, 2023, the Company expects approximately $1.8 million to be reclassified from other comprehensive income (loss) and into interest expense, net over the next twelve months. The interest rate swap fair value is considered Level 2 within the fair value hierarchy as it includes quoted market prices for similar instruments as well as interest rates and yield curves that are observable in the market.
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
Investment in securities—The Company has assets in an investment fund that holds surplus funds from its terminated qualified pension plan that will be used to fund future contributions to the defined contribution plan at Flavors & Ingredients and is presented in other assets in the condensed consolidated balance sheet. The investment is classified as available-for-sale and carried at fair market value. At June 30, 2023, both the estimated fair value and cost basis of the investment fund was $2.3 million and utilized Level 2 inputs.
Debt—The Company measures its term loan and revolving facilities at original carrying value, net of unamortized deferred financing costs and fees. At June 30, 2023, the estimated fair value of the term loan was $289.1 million as compared to a carrying value of $358.8 million. At December 31, 2022, the estimated fair value of the term loan was $338.0 million as compared to a carrying value of $359.9 million. The estimated fair value of the outstanding principal balance of the term loan utilized Level 2 inputs as it is based on quoted market prices for identical or similar instruments. The fair value of the revolving facility at both June 30, 2023 and December 31, 2022 approximated carrying value.

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
The Company’s income tax benefit was $2.8 million for the three months ended June 30, 2023, which includes a discrete tax provision of $0.3 million related primarily to tax expense for a shortfall of the tax benefits on stock-based awards that have vested and the remeasurement of state deferred taxes as a result of state law changes enacted during the quarter. The effective tax rate for the three months ended June 30, 2023 was 33.3% on a pre-tax loss of $8.3 million. The effective tax rate differs from the statutory federal rate of 21% primarily due to foreign income at different rates, permanent differences, and the discrete tax provision described above.
The Company’s income tax provision was $8.7 million for the six months ended June 30, 2023, which includes a discrete tax provision of $1.3 million related primarily to tax expense for a shortfall of the tax benefits on stock-based awards that have vested and the remeasurement of state deferred taxes as a result of state law changes enacted during the first half of 2023. The effective tax rate for the six months ended June 30, 2023 was (52.5%) on a pre-tax loss of $16.6 million which differs from the statutory federal rate of 21% primarily due to an increase in the valuation allowance related to interest expense for which deductibility is limited under IRC §163(j), foreign income at different rates, non-deductible permanent differences, state and local taxes, and the U.S. tax effect of international operations including Global Intangible Low-Taxed Income (“GILTI”) recorded during the period, and the discrete tax provision described above.
The Company’s income tax provision was $0.8 million for the three months ended June 30, 2022. The effective tax rate for the three months ended June 30, 2022 was 38.4% on pre-tax income of $2.2 million. The effective tax rate differs from the statutory federal rate of 21% primarily due to state and local taxes, non-deductible permanent differences, limited benefit on current year interest deductions and losses in certain jurisdictions, the change in the fair value of warrant liabilities, foreign income at different rates and the U.S. tax effect of international operations including GILTI recorded during the period.
The Company’s income tax provision was $2.0 million for the six months ended June 30, 2022. The effective tax rate for the six months ended June 30, 2022 was 32.5% on pre-tax income of $6.0 million which differs from the statutory federal rate of 21% primarily due to state and local taxes, non-deductible permanent differences, limited benefit on current year interest deductions and losses in certain jurisdictions, the change in the fair value of warrant liabilities, foreign income at different rates and the U.S. tax effect of international operations including GILTI recorded during the period.
At both June 30, 2023 and December 31, 2022, the Company had an uncertain tax position liability of $0.2 million, including interest and penalties. The unrecognized tax benefits include amounts related primarily to various state tax issues.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 10: STOCK-BASED COMPENSATION

On June 24, 2020, the Whole Earth Brands, Inc. 2020 Long-Term Incentive Plan (the “2020 Plan”) was approved for the purpose of promoting the long-term financial interests and growth of the Company and its subsidiaries by attracting and retaining management and other personnel and key service providers. On June 8, 2023, the Company’s stockholders’ approved the Amended and Restated Whole Earth Brands, Inc. 2020 Long-Term Incentive Plan (the “Amended 2020 Plan”), which increased the number of shares authorized under the Amended 2020 Plan by 4,000,000 shares. Subsequent to the amendment and restatement, an aggregate of 13,300,000 shares of common stock are authorized for issuance under the Amended 2020 Plan. The Plan provides for the granting of stock options (“SOs”), stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance shares, performance share units (“PSUs”) and other stock-based awards to officers, employees and non-employee directors of, and certain other service providers to, the Company and its subsidiaries. These awards are settled in shares of the Company’s stock and therefore classified as equity awards.
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
Stock-based compensation expense for the three and six months ended June 30, 2023 was $3.1 million and $4.9 million, respectively. Stock-based compensation expense for the three and six months ended June 30, 2022 was $1.6 million and $3.2 million, respectively.
A summary of activity and weighted average fair values related to the RSUs is as follows:

	Six Months Ended June 30, 2023
	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 31, 2022	1,538,759	$6.65
Granted	2,685,944	2.38
Vested	(694,892)	6.84
Forfeited	(336,977)	3.87
Outstanding and nonvested at June 30, 2023	3,192,834	$3.34
A summary of activity and weighted average fair values related to the RSAs is as follows:

	Six Months Ended June 30, 2023
	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 31, 2022	131,470	$8.75
Vested	(14,862)	8.75
Outstanding and nonvested at June 30, 2023	116,608	$8.75

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

A summary of activity and weighted average fair values related to the PSUs is as follows:

	Six Months Ended June 30, 2023
	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 31, 2022	631,377	$8.49
Granted	1,926,595	2.19
Forfeited	(199,468)	4.53
Outstanding and nonvested at June 30, 2023	2,358,504	$3.68
As of June 30, 2023, the Company had not yet recognized compensation costs on nonvested awards as follows (in thousands):

	Unrecognized Compensation Cost	Weighted Avg. Remaining Recognition Period (in years)
Nonvested awards	$10,656	1.42
The nonvested awards excludes unvested PSUs that are deemed not probable of vesting constituting $4.8 million of unrecognized compensation expense at June 30, 2023.
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

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The computation of basic and diluted earnings (loss) per common share is shown below (in thousands, except for share and per share data):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
EPS numerator:
Net (loss) income attributable to common shareholders	$(5,517)	$1,326	$(25,314)	$4,052

EPS denominator:
Weighted average shares outstanding - basic	42,339,642	41,918,403	42,198,060	40,973,101
Effect of dilutive securities	—	—	—	26,578
Weighted average shares outstanding - diluted	42,339,642	41,918,403	42,198,060	40,999,679

Net (loss) earnings per share:
Basic	$(0.13)	$0.03	$(0.60)	$0.10
Diluted	$(0.13)	$0.03	$(0.60)	$0.10
For the three and six months ended June 30, 2023, 20,263,300 warrants, 3,192,834 RSUs, and 116,608 RSAs were excluded from the diluted EPS calculation because they were determined to be anti-dilutive. For the three months ended June 30, 2022, 20,263,300 warrants, 833,412 RSUs, and 131,470 RSAs were excluded from the diluted EPS calculation because they were determined to be anti-dilutive. For the six months ended June 30, 2022, 20,263,300 warrants and 833,412 RSUs were excluded from the diluted EPS calculation because they were determined to be anti-dilutive. Additionally, at June 30, 2023 and 2022, 2,358,504 and 840,476 PSUs, respectively, were excluded from the diluted EPS calculation because they are subject to performance conditions that were not satisfied.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 12: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes accumulated other comprehensive income (loss) (“AOCI”), net of taxes, by component (in thousands):

	Net Currency Translation Gains (Losses)	Cash Flow Hedges	Funded Status of Benefit Plans	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$8,758	$—	$929	$9,687
Other comprehensive loss before reclassifications	(2,003)	—	—	(2,003)
Amounts reclassified from AOCI	—	—	(224)	(224)
Balance at March 31, 2022	6,755	—	705	7,460
Other comprehensive loss before reclassifications	(14,848)	—	—	(14,848)
Amounts reclassified from AOCI	—	—	17	17
Balance at June 30, 2022	$(8,093)	$—	$722	$(7,371)

Balance at December 31, 2022	$(4,711)	$—	$3,669	$(1,042)
Other comprehensive income before reclassifications	4,416	—	—	4,416
Amounts reclassified from AOCI	—	—	(12)	(12)
Balance at March 31, 2023	(295)	—	3,657	3,362
Other comprehensive (loss) income before reclassifications	(2,371)	655	—	(1,716)
Amounts reclassified from AOCI	—	—	(11)	(11)
Balance at June 30, 2023	$(2,666)	$655	$3,646	$1,635
NOTE 13: RELATED PARTY TRANSACTIONS
In December 2019, Wholesome entered into a partnership agreement to form WS Services, LLC (“WS Services”), in which Wholesome received a 50% interest and accounts for the partnership as an equity method investment. Wholesome’s investment in the partnership, which is classified as other assets in the condensed consolidated balance sheet, was $0.7 million as of both June 30, 2023 and December 31, 2022. Wholesome utilizes a warehouse leased by WS Services for storage of raw materials. During the three and six months ended June 30, 2023 and 2022, the Company expensed $0.2 million, $0.4 million, $0.2 million, and $0.5 million respectively, related to the use of the warehouse space. The Company recorded a payable to WS Services for $0.1 million as of December 31, 2022. There was no liability as of June 30, 2023.
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

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents selected financial information relating to the Company’s business segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Product revenues, net
Branded CPG	$102,301	$104,073	$204,311	$207,834
Flavors & Ingredients	30,601	29,430	61,008	56,261
Total product revenues, net	$132,902	$133,503	$265,319	$264,095

Operating income
Branded CPG	$1,461	$5,577	$618	$12,037
Flavors & Ingredients	9,005	9,023	18,541	16,850
	10,466	14,600	19,159	28,887
Corporate	(7,417)	(6,910)	(13,109)	(14,132)
Total operating income	$3,049	$7,690	$6,050	$14,755
The following table presents disaggregated revenue information for the Company (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Branded CPG:
North America	$69,307	$71,168	$143,361	$144,248
Europe	19,691	18,248	35,660	36,256
India, Middle East and Africa	3,986	4,902	7,139	8,481
Asia-Pacific	5,497	5,981	11,312	12,043
Latin America	3,820	3,774	6,839	6,806
Flavors & Ingredients	30,601	29,430	61,008	56,261
Total product revenues, net	$132,902	$133,503	$265,319	$264,095

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
Inflation and Supply Chain Impact
During the first half of 2023, we have experienced inflationary cost increases in raw materials and transportation costs. These cost increases have resulted in, and could continue to result in, negative impacts to our results of operations. However, we continue to monitor the inflationary environment and impacts to our operations and have taken measures to mitigate the impact of these inflationary pressures.

Results of Operations
Consolidated

	Three Months Ended			Six Months Ended
(In thousands)	June 30, 2023	June 30, 2022	Change	June 30, 2023	June 30, 2022	Change
Product revenues, net	$132,902	$133,503	-0.5%	$265,319	$264,095	+0.5%
Cost of goods sold	99,522	96,189	+3.5%	199,598	187,223	+6.6%
Gross profit	33,380	37,314	-10.5%	65,721	76,872	-14.5%
Selling, general and administrative expenses	25,634	24,960	+2.7%	50,323	52,748	-4.6%
Amortization of intangible assets	4,697	4,664	+0.7%	9,348	9,369	-0.2%
Operating income	3,049	7,690	-60.4%	6,050	14,755	-59.0%
Interest expense, net	(11,063)	(6,428)	+72.1%	(21,767)	(12,460)	+74.7%
Other (expense) income, net	(256)	890	*	(885)	3,707	*
(Loss) income before income taxes	(8,270)	2,152	*	(16,602)	6,002	*
(Benefit) provision for income taxes	(2,753)	826	*	8,712	1,950	*
Net (loss) income	$(5,517)	$1,326	*	$(25,314)	$4,052	*

* Represents positive or negative change equal to, or in excess of 100%
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Product revenues, net. Product revenues, net for the three months ended June 30, 2023 were $132.9 million, a decrease of $0.6 million, or 0.5%, from $133.5 million for the three months ended June 30, 2022 due to a $1.8 million decrease in product revenues in the Branded CPG segment, partially offset by a $1.2 million increase in product revenues at Flavors & Ingredients. The decrease in Branded CPG revenues was driven primarily by declines in volume and unfavorable impacts from foreign exchange, partially offset by prices increases, as further discussed below. The increase in Flavors & Ingredients revenues was primarily driven by price increases, partially offset by lower volume, as further discussed below.
Cost of goods sold. Cost of goods sold for the three months ended June 30, 2023 was $99.5 million, an increase of $3.3 million, or 3.5%, from $96.2 million for the three months ended June 30, 2022. The increase was primarily due to the sale of higher cost inventory resulting from increased freight and warehousing costs. Additionally, the prior year period included $0.9 million of favorable purchase accounting adjustments related to inventory revaluations that did not reoccur in the current quarter as all inventory revaluation purchase accounting adjustments were fully amortized as of June 30, 2022.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2023 were $25.6 million, an increase of $0.7 million, or 2.7%, from $25.0 million for the three months ended June 30, 2022 primarily due to a $1.6 million increase in stock-based compensation expense, a $1.1 million increase in severance and related expenses, a $0.8 million impairment of fixed assets related to idled production lines at our Decatur, Alabama facility and a $0.4 million increase in marketing costs, partially offset by a $2.9 million decline in bonus expense largely due to a favorable adjustment to prior year bonus accruals.
Amortization of intangible assets. Amortization of intangible assets for the three months ended June 30, 2023 was essentially flat compared to the three months ended June 30, 2022.
Interest expense, net. Interest expense, net for the three months ended June 30, 2023 was $11.1 million, an increase of $4.6 million, or 72.1%, from $6.4 million for the three months ended June 30, 2022. The increase was primarily due to higher interest rates for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Other (expense) income, net. Other expense, net for the three months ended June 30, 2023 was $0.3 million compared to other income, net of $0.9 million for the three months ended June 30, 2022. The second quarter of 2023 primarily reflected foreign exchange losses. The prior year period primarily included foreign exchange gains of $0.7 million and income from equity investments of $0.3 million.
(Benefit) provision for income taxes. The benefit for income taxes for the three months ended June 30, 2023 was $2.8 million. The provision for income taxes for the three months ended June 30, 2022 was $0.8 million. The effective tax rate for the three months ended June 30, 2023 was 33.3%, compared to 38.4% for the three months ended June 30, 2022. The effective tax rate for the three months ended June 30, 2023 differs from the statutory federal rate of 21% primarily due to foreign income at different rates, permanent differences, and a discrete tax provision related primarily to tax expense for a shortfall of the tax benefits on stock-based awards that have vested and the remeasurement of state deferred tax assets as a result of state law changes enacted during the quarter. The effective tax rate for the three months ended June 30, 2022 differs from the statutory federal rate of 21% primarily due to state and local taxes, non-deductible permanent differences, limited benefit on current year interest deductions and losses in certain jurisdictions, the change in the fair value of warrant liabilities, foreign income at different rates and the U.S. tax effect of international operations including Global Intangible Low-Taxed Income (“GILTI”) recorded during the period.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Product revenues, net. Product revenues, net for the six months ended June 30, 2023 were $265.3 million, a increase of $1.2 million, or 0.5%, from $264.1 million for the six months ended June 30, 2022. The increase was primarily due to a $4.7 million increase in product revenues at Flavors & Ingredients, partially offset by a $3.5 million decrease in product revenues in the Branded CPG segment. The increase at Flavors & Ingredients revenues was primarily driven by volume and pricing increases, partially offset by unfavorable impacts of foreign exchange, as further discussed below. The decrease in Branded CPG revenues was primarily due to declines in volume and unfavorable impacts from foreign currency exchange, partially offset by prices increases, as further discussed below.
Cost of goods sold. Cost of goods sold for the six months ended June 30, 2023 was $199.6 million, an increase of $12.4 million, or 6.6%, from $187.2 million for the six months ended June 30, 2022. The increase was primarily due to increased raw materials costs due to inflationary pressures, the sale of higher cost inventory resulting from increased freight and warehousing costs and costs associated with the supply chain reinvention. Additionally, the prior year period included $2.5 million of favorable purchase accounting adjustments related to inventory revaluations that did not reoccur in the current year as all inventory revaluation purchase accounting adjustments were fully amortized as of June 30, 2022.
Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2023 was $50.3 million, a decrease of $2.4 million, or 4.6%, from $52.7 million for the six months ended June 30, 2022 primarily due to a $4.1 million decline in bonus expense, which includes a favorable adjustment to prior year bonus accruals, a $1.0 million decrease in commissions expense, a $0.8 million decrease in salaries expenses and a $0.7 million decline in transaction related expenses that did not reoccur in 2023, partially offset by a $2.0 million increase in stock-based compensation expense, a $1.2 million impairment of fixed assets related to idled production lines at our Decatur, Alabama facility and a $0.9 million increase in severance and related expenses.
Amortization of intangible assets. Amortization of intangible assets for the six months ended June 30, 2023 was essentially flat compared to the six months ended June 30, 2022.
Interest expense, net. Interest expense, net for the six months ended June 30, 2023 was $21.8 million, an increase of $9.3 million, or 74.7%, from $12.5 million for the six months ended June 30, 2022. The increase was primarily due to higher interest rates for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Other income (expense), net. Other expense, net for the six months ended June 30, 2023 was $0.9 million compared to other income, net of $3.7 million for the six months ended June 30, 2022. The change was largely due to a $1.9 million change in foreign exchange as a result of losses in 2023 compared to gains in 2022, and a $1.0 million decrease in the change in fair value of warrant liabilities. Additionally, 2022 included a $1.1 million non-cash settlement gain related to the termination of our qualified defined benefit pension plan at Flavors & Ingredients and a $1.1 million non-cash gain related to the settlement of the Wholesome acquisition earn-out as further described above that did not reoccur in 2023.

Provision for income taxes. The provision for income taxes for the six months ended June 30, 2023 was $8.7 million, which includes a discrete tax provision of $1.3 million. The provision for income taxes for the six months ended June 30, 2022 was $2.0 million. The effective tax rate for the six months ended June 30, 2023 was (52.5)%, compared to 32.5% for the six months ended June 30, 2022. The effective tax rate for the six months ended June 30, 2023 differs from the statutory federal rate of 21% primarily due to an increase in the valuation allowance related to interest expense for which deductibility is limited under IRC §163(j), foreign income at different rates, non-deductible permanent differences, state and local taxes, the U.S. tax effect of international operations including GILTI recorded during the period, and the discrete tax provision related primarily to tax expense for a shortfall of the tax benefits on stock-based awards that have vested and the remeasurement of state deferred tax assets as a result of state law changes enacted during the first half of 2023. The effective tax rate for the six months ended June 30, 2022 differs from the statutory federal rate of 21% primarily due to state and local taxes, non-deductible permanent differences, limited benefit on current year interest deductions and losses in certain jurisdictions, the change in the fair value of warrant liabilities, foreign income at different rates and the U.S. tax effect of international operations including GILTI recorded during the period.
Branded CPG

	Three Months Ended			Six Months Ended
(In thousands)	June 30, 2023	June 30, 2022	Change	June 30, 2023	June 30, 2022	Change
Product revenues, net	$102,301	$104,073	-1.7%	$204,311	$207,834	-1.7%
Operating income	$1,461	$5,577	-73.8%	$618	$12,037	-94.9%
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Segment product revenues, net. Product revenues, net for Branded CPG for the three months ended June 30, 2023 were $102.3 million, a decrease of $1.8 million, or 1.7%, from $104.1 million for the three months ended June 30, 2022, driven by a $6.3 million decline due to lower volumes and a $0.5 million unfavorable impact of foreign currency exchange, partially offset by a $5.0 million increase in sales primarily due to higher pricing.
Segment operating income. Operating income for Branded CPG for the three months ended June 30, 2023 was $1.5 million, a decrease of $4.1 million, or 73.8%, from $5.6 million for the three months ended June 30, 2022, primarily due to the sale of higher cost inventory resulting from increased freight and warehousing costs, increased severance and related expenses of $0.8 million, a $0.8 million impairment of fixed assets related to idled production lines at our Decatur, Alabama facility, higher stock-based compensation expense of $0.6 million and a $0.4 million increase in marketing costs, partially offset by a $2.3 million decline in bonus expense, which includes a favorable adjustment to prior year bonus accruals and a $0.8 million decrease in commissions expense.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Segment product revenues, net. Product revenues, net for Branded CPG for the six months ended June 30, 2023 were $204.3 million, a decrease of $3.5 million, or 1.7%, from $207.8 million for the six months ended June 30, 2022, primarily due to a $15.8 million decline due to lower volumes and a $2.0 million unfavorable impact of foreign currency exchange, partially offset by a $14.2 million increase in sales primarily due to higher pricing.
Segment operating income. Operating income for Branded CPG for the six months ended June 30, 2023 was $0.6 million, a decrease of $11.4 million, or 94.9%, from $12.0 million for the six months ended June 30, 2022, primarily due to the sale of higher cost inventory resulting from increased freight and warehousing costs, increases in costs associated with the supply chain reinvention of $1.8 million, a $1.2 million impairment of fixed assets related to idled production lines at our Decatur, Alabama facility, higher stock-based compensation expense of $1.0 million and a $0.6 million increase in severance and related expenses, partially offset by a $2.6 million decline in bonus expense, which includes a favorable adjustment to prior year bonus accruals and a $1.0 million decrease in commissions expense.

Flavors & Ingredients

	Three Months Ended			Six Months Ended
(In thousands)	June 30, 2023	June 30, 2022	Change	June 30, 2023	June 30, 2022	Change
Product revenues, net	$30,601	$29,430	+4.0%	$61,008	$56,261	+8.4%
Operating income	$9,005	$9,023	-0.2%	$18,541	$16,850	+10.0%
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Segment product revenues, net. Product revenues, net for Flavors & Ingredients for the three months ended June 30, 2023 were $30.6 million, an increase of $1.2 million, or 4.0%, from $29.4 million for the three months ended June 30, 2022, primarily driven by $1.6 million of price increases, partially offset by a $0.4 million decline in volumes as lower volumes in our Magnasweet product lines were only partially offset by volume gains in pure derivatives.
Segment operating income. Operating income for Flavors & Ingredients for the three months ended June 30, 2023 was essentially flat compared to the three months ended June 30, 2022.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Segment product revenues, net. Product revenues, net for Flavors & Ingredients for the six months ended June 30, 2023 were $61.0 million, an increase of $4.7 million, or 8.4%, from $56.3 million for the six months ended June 30, 2022 primarily driven by $3.3 million of price increases and $1.8 million of volume growth, partially offset by $0.4 million of unfavorable foreign currency exchange. The volume growth was attributable to increases in licorice extracts and pure derivatives, partially offset by volume declines in our Magnasweet product lines.
Segment operating income. Operating income for Flavors & Ingredients for the six months ended June 30, 2023 was $18.5 million, an increase of $1.7 million, or 10.0%, from $16.9 million for the six months ended June 30, 2022, primarily due to higher revenues. Additionally, the prior year period included $2.5 million of favorable purchase accounting adjustments related to inventory revaluations that did not reoccur in the current year as all inventory revaluation purchase accounting adjustments were fully amortized as of June 30, 2022.
Corporate

	Three Months Ended			Six Months Ended
(In thousands)	June 30, 2023	June 30, 2022	Change	June 30, 2023	June 30, 2022	Change
Operating loss	$(7,417)	$(6,910)	+7.3%	$(13,109)	$(14,132)	-7.2%
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Operating loss. Operating loss for Corporate for the three months ended June 30, 2023 was $7.4 million, an increase of $0.5 million, or 7.3%, from $6.9 million for the three months ended June 30, 2022, primarily driven by a $0.8 million increase in stock-based compensation expense, a $0.4 million increase in severance and related expenses and a $0.3 million increase in office costs, partially offset by a $1.2 million decline in bonus expense largely due to a favorable adjustment to prior year bonus accruals.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Operating loss. Operating loss for Corporate for the six months ended June 30, 2023 was $13.1 million, a decrease of $1.0 million, or 7.2%, from $14.1 million for the six months ended June 30, 2022, primarily driven by a $2.0 million decrease in bonus expense largely due to a favorable adjustment to prior year bonus accruals as well as a $0.5 million decrease due to transaction related expenses that did not reoccur in 2023, partially offset by a $0.8 million increase in stock-based compensation expense, a $0.3 million increase in office costs and a $0.2 million increase in severance and related expenses.

Liquidity and Capital Resources
We have historically funded operations with cash flow from operations and, when needed, with borrowings, which are described below.
We believe our sources of liquidity and capital, and our Credit Facilities will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months.
The following table shows summary cash flow information for the six months ended June 30, 2023 and June 30, 2022 (in thousands):

	Six Months Ended
	June 30, 2023	June 30, 2022
Net cash provided by (used in) operating activities	$4,940	$(12,023)
Net cash used in investing activities	(2,728)	(4,390)
Net cash (used in) provided by financing activities	(7,069)	17,483
Effect of exchange rate changes on cash and cash equivalents	295	(1,745)
Net change in cash and cash equivalents	$(4,562)	$(675)
Operating activities. Net cash provided by operating activities was $4.9 million for the six months ended June 30, 2023 compared to cash used in operating activities of $12.0 million for the six months ended June 30, 2022. The increase in cash provided by operations was primarily attributable to favorable working capital changes and lower income tax payments, partially offset by higher interest payments during the six months ended June 30, 2023. Cash paid for income taxes, net of income tax refunds was $2.4 million for the six months ended June 30, 2023 compared to $5.8 million for the six months ended June 30, 2022. Cash paid for interest for the six months ended June 30, 2023 was $20.9 million compared to $11.5 million for the six months ended June 30, 2022.
Investing activities. Net cash used in investing activities was $2.7 million and $4.4 million for the six months ended June 30, 2023 and 2022, respectively, and primarily related to capital expenditures.
Financing activities. Net cash used in financing activities was $7.1 million for the six months ended June 30, 2023 and reflects repayments of the revolving credit facility of $4.0 million, repayments of long-term debt of $1.9 million, payments of $0.8 million for employee tax withholdings related to net share settlements of stock-based awards and payments of debt issuance costs of $0.4 million related to the amendment of our credit facility. Net cash provided by financing activities was $17.5 million for the six months ended June 30, 2022 and reflects $50.0 million of proceeds from the revolving credit facility, repayments of long-term debt of $1.9 million, cash payment for the Wholesome acquisition earn-out of $29.1 million (amount is net of $0.9 million related to transaction bonuses paid in connection with the earn-out and reflected in operating activities), payments of $0.9 million for employee tax withholdings related to net share settlements of stock-based awards and payments of debt issuance costs of $0.7 million.
Debt
As of June 30, 2023 and December 31, 2022, term loan borrowings were $358.8 million and $359.9 million, respectively, net of debt issuance costs of $7.8 million and $8.5 million, respectively. There were $72.0 million and $76.0 million of borrowings under the revolving credit facility as of June 30, 2023 and December 31, 2022, respectively. Additionally, as of June 30, 2023 and December 31, 2022, unamortized debt issuance costs related to the revolving credit facility were $2.1 million and $2.0 million, respectively, which are included in other assets in the condensed consolidated balance sheet. As of June 30, 2023 and December 31, 2022, there were $3.3 million and $2.1 million, respectively, of outstanding letters of credit that reduced our availability under the revolving credit facility. See Note 7 to our consolidated and combined financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for further information and significant terms and conditions associated with the Term Loan Facility and Revolving Facility.

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
On June 15, 2022, we and certain of our subsidiaries entered into a first amendment (the “First Amendment”) to the Amended and Restated Loan Agreement dated as of February 5, 2021 (the “Amended and Restated Loan Agreement”). The First Amendment increased the aggregate principal amount of the Revolving Credit Facility from $75 million to $125 million (the “Amended Revolving Credit Facility”) and transitioned from LIBOR to Secured Overnight Financing Rate (“SOFR”) as the benchmark for purposes of calculating interest for all loans outstanding under the Amended and Restated Loan Agreement. At our election, loans outstanding under the Amended and Restated Loan Agreement will accrue interest at a rate per annum equal to (i) term SOFR plus 0.10%, 0.15%, or 0.25% in case of, respectively, a one-month, three-month, or six-month interest period (“Adjusted Term SOFR”), or (ii) the greater of the prime rate, the federal funds effective rate plus 0.50%, and one-month Adjusted Term SOFR plus 1.00%, in each case plus the applicable margin which is equal to (i) with respect to Amended Revolving Credit Facility and letters of credit, (A) 2.75%, in the case of base rate advances, and (B) 3.75% in the case of SOFR advances, and (ii) with respect to the Term Loan Facility, (A) 3.50%, in the case of base rate advances, and (B) 4.50% in the case of SOFR advances, with a SOFR floor of 1.00%. In connection with the First Amendment, we paid fees and incurred transaction costs of $0.7 million, all of which was deferred.
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
Item 3.       Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates of our variable rate debt under our Loan Agreement, which consists of a Term Loan Facility and a Revolving Credit Facility. At June 30, 2023, we had $366.6 million and $72.0 million of aggregate principal amounts outstanding under our Term Loan Facility and Revolving Credit Facility, respectively.
Loans outstanding under the Term Loan Facility currently accrue interest at a rate per annum equal to 90-day SOFR subject to a floor of 1% plus a margin of 4.50% and the Revolving Credit Facility currently accrues interest at a rate per annum equal to 90-day SOFR plus a margin of 3.75%. Based on the amounts outstanding under the Term Loan Facility and Revolving Credit Facility at June 30 2023, adding 1% to the applicable interest rate under the Term Loan Facility and Revolving Credit Facility would result in an increase of approximately $4.4 million in our annual interest expense, which may be mitigated by the interest rate swap with a notional value of $183.3 million, as described below.
As discussed in Note 7 to our condensed consolidated financial statements, we are a party to an interest rate swap with a notional value of $183.3 million that involves the exchange of variable for fixed rate interest payments in order to reduce future interest rate volatility of the variable rate interest payments related to the Term Loan Facility. While the current expectation is to maintain the interest rate swap through maturity, due to risks for hedging gains and losses, cash settlement costs or changes to our capital structure, we may not elect to maintain the interest rate swap with respect to our variable rate indebtedness, and any swaps we enter into may not fully mitigate interest rate risk.

There have been no other significant changes in market risk from those addressed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 during the six months ended June 30, 2023. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The Company’s management and the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.       Defaults Upon Senior Securities.
None.
Item 4.       Mine Safety Disclosures.
Not applicable.
Item 5.       Other Information.
None of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement during the quarter ended June 30, 2023.

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

10.4	Amended and Restated Whole Earth Brands, Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Appendix B of Whole Earth Brands Inc. Schedule 14A filed with the SEC on May 24, 2023).
31.1*	Certification of Principal Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Principal Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Whole Earth Brands, Inc.

/s/ Rajnish Ohri
Date: August 9, 2023	Name:	Rajnish Ohri
	Title:	Co-Interim Chief Executive Officer
(Principal Executive Officer)

/s/ Jeffrey Robinson
Date: August 9, 2023	Name:	Jeffrey Robinson
	Title:	Co-Interim Chief Executive Officer
(Principal Executive Officer)

/s/ Bernardo Fiaux
Date: August 9, 2023	Name:	Bernardo Fiaux
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)