Form 10-Q
period 2023-09-30
Whole Earth Brands, Inc.
filed 2023-11-09
CIK 1753706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 8, 2023, there were 42,850,915 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

WHOLE EARTH BRANDS, INC.
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1.         Financial Statements.
Whole Earth Brands, Inc.
Condensed Consolidated Financial Statements (Unaudited)
For the Quarter Ended September 30, 2023

Whole Earth Brands, Inc.
Condensed Consolidated Balance Sheets
(In thousands of dollars, except for share and per share data)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$24,249	$28,676
Accounts receivable (net of allowances of $1,185 and $1,614, respectively)	68,181	66,653
Inventories	216,803	218,975
Prepaid expenses and other current assets	5,624	10,530
Total current assets	314,857	324,834

Property, Plant and Equipment, net	54,630	58,092

Other Assets
Operating lease right-of-use assets	21,233	18,238
Goodwill	192,506	193,139
Other intangible assets, net	231,189	245,376
Deferred tax assets, net	490	539
Other assets	10,486	8,785
Total Assets	$825,391	$849,003

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$51,201	$47,002
Accrued expenses and other current liabilities	30,327	27,488
Current portion of operating lease liabilities	8,414	8,804
Current portion of long-term debt	3,750	3,750
Total current liabilities	93,692	87,044
Non-Current Liabilities
Long-term debt	424,480	432,172
Deferred tax liabilities, net	33,466	32,585
Operating lease liabilities, less current portion	15,883	12,664
Other liabilities	10,192	9,987
Total Liabilities	577,713	574,452
Commitments and Contingencies (Note 8)	—	—
Stockholders’ Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 220,000,000 shares authorized; 42,797,861 and 41,994,355 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	366,313	360,777
Accumulated deficit	(115,932)	(85,188)
Accumulated other comprehensive loss	(2,707)	(1,042)
Total stockholders’ equity	247,678	274,551
Total Liabilities and Stockholders’ Equity	$825,391	$849,003
See Notes to Unaudited Condensed Consolidated Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated Statements of Operations
(In thousands of dollars, except for share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Product revenues, net	$134,430	$135,280	$399,749	$399,375
Cost of goods sold	96,902	100,263	296,500	287,486
Gross profit	37,528	35,017	103,249	111,889

Selling, general and administrative expenses	26,226	23,566	76,549	76,314
Amortization of intangible assets	4,641	4,629	13,989	13,998

Operating income	6,661	6,822	12,711	21,577

Interest expense, net	(11,117)	(8,214)	(32,884)	(20,674)
Other (expense) income, net	(448)	278	(1,333)	3,985
(Loss) income before income taxes	(4,904)	(1,114)	(21,506)	4,888
Provision for income taxes	526	1,407	9,238	3,357
Net (loss) income	$(5,430)	$(2,521)	$(30,744)	$1,531

Net (loss) earnings per share:
Basic	$(0.13)	$(0.06)	$(0.73)	$0.04
Diluted	$(0.13)	$(0.06)	$(0.73)	$0.04

See Notes to Unaudited Condensed Consolidated Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands of dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net (loss) income	$(5,430)	$(2,521)	$(30,744)	$1,531
Other comprehensive income (loss), net of tax:
Net change in pension benefit obligations recognized, net of taxes of $(4), $(63), $(12) and $(129), respectively	(12)	21	(35)	(186)
Unrealized gains and losses on cash flow hedges, net of taxes of $383, $0, $602 and $0, respectively	1,149	—	1,804	—
Gains and losses on cash flow hedges reclassified to net income, net of taxes of $(113), $0, $(113), and $0, respectively	(339)	—	(339)	—
Foreign currency translation adjustments	(5,140)	(13,522)	(3,095)	(30,373)
Total other comprehensive income (loss), net of tax	(4,342)	(13,501)	(1,665)	(30,559)
Comprehensive loss	$(9,772)	$(16,022)	$(32,409)	$(29,028)
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
See Notes to Unaudited Condensed Consolidated Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated Statements of Equity (Continued)
(In thousands of dollars)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2022	41,994,355	$4	$360,777	$(85,188)	$(1,042)	$274,551
Net loss	—	—	—	(19,797)	—	(19,797)
Other comprehensive income, net of tax	—	—	—	—	4,404	4,404
Stock-based compensation	—	—	1,792	—	—	1,792
Net share settlements of stock-based awards	250,611	—	(405)	—	—	(405)
Balance at March 31, 2023	42,244,966	4	362,164	(104,985)	3,362	260,545
Net loss	—	—	—	(5,517)	—	(5,517)
Other comprehensive loss, net of tax	—	—	—	—	(1,727)	(1,727)
Stock-based compensation	—	—	2,883	—	—	2,883
Net share settlements of stock-based awards	217,929	—	(349)	—	—	(349)
Balance at June 30, 2023	42,462,895	4	364,698	(110,502)	1,635	255,835
Transfer of Private Warrants to Public Warrants	—	—	133	—	—	133
Net loss	—	—	—	(5,430)	—	(5,430)
Other comprehensive loss, net of tax	—	—	—	—	(4,342)	(4,342)
Stock-based compensation	—	—	2,172	—	—	2,172
Net share settlements of stock-based awards	334,966	—	(690)	—	—	(690)
Balance at September 30, 2023	42,797,861	$4	$366,313	$(115,932)	$(2,707)	$247,678

See Notes to Unaudited Condensed Consolidated Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands of dollars)
(Unaudited)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Operating activities
Net (loss) income	$(30,744)	$1,531
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	7,340	4,957
Depreciation	5,038	4,324
Amortization of intangible assets	13,989	13,998
Deferred income taxes	686	(4,586)
Amortization of inventory fair value adjustments	—	(2,537)
Amortization of debt issuance costs and original issue discount	1,664	1,450
Change in fair value of warrant liabilities	(75)	(1,240)
Changes in current assets and liabilities:
Accounts receivable	(1,733)	(3,746)
Inventories	952	(20,926)
Prepaid expenses and other current assets	1,348	(1,972)
Accounts payable, accrued liabilities and income taxes	10,972	(5,196)
Other, net	1,178	(3,321)
Net cash provided by (used in) operating activities	10,615	(17,264)

Investing activities
Capital expenditures	(4,112)	(6,947)
Proceeds from the sale of fixed assets	18	50
Net cash used in investing activities	(4,094)	(6,897)

Financing activities
Proceeds from revolving credit facility	—	54,000
Repayments of revolving credit facility	(6,000)	—
Repayments of long-term borrowings	(2,813)	(2,812)
Debt issuance costs	(447)	(682)
Payment of contingent consideration	—	(29,108)
Tax withholdings related to net share settlements of stock awards	(1,444)	(874)
Net cash (used in) provided by financing activities	(10,704)	20,524

Effect of exchange rate changes on cash and cash equivalents	(244)	(3,813)
Net change in cash and cash equivalents	(4,427)	(7,450)
Cash and cash equivalents, beginning of period	28,676	28,296
Cash and cash equivalents, end of period	$24,249	$20,846

Supplemental disclosure of cash flow information
Interest paid	$31,323	$19,161
Taxes paid, net of refunds	$3,844	$7,510

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
In the opinion of management, the financial statements contain all adjustments necessary to state fairly the financial position of the Company as of September 30, 2023 and the results of operations and cash flows for all periods presented. All adjustments in the accompanying unaudited condensed consolidated financial statements, which management believes are necessary to state fairly the financial position, results of operations and cash flows, have been reflected and are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results to be expected for the full year.
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
NOTE 3: INVENTORIES
Inventories consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials and supplies	$133,231	$129,131
Work in process	1,696	1,835
Finished goods	81,876	88,009
Total inventories	$216,803	$218,975

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets consisted of the following (in thousands):

	September 30, 2023			December 31, 2022
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Other intangible assets subject to amortization
Customer relationships (useful life of 5 to 10 years)	$105,150	$(34,921)	$70,229	$105,298	$(26,137)	$79,161
Tradenames (useful life of 25 years)	170,801	(20,541)	150,260	171,013	(15,498)	155,515
Total	$275,951	$(55,462)	220,489	$276,311	$(41,635)	234,676
Other intangible assets not subject to amortization
Product formulations			10,700			10,700
Total other intangible assets, net			231,189			245,376
Goodwill			192,506			193,139
Total goodwill and other intangible assets			$423,695			$438,515
At September 30, 2023 and December 31, 2022, goodwill at Branded CPG was $188.9 million and $189.5 million, respectively. At September 30, 2023 and December 31, 2022, goodwill at Flavors & Ingredients was $3.6 million and $3.7 million, respectively. The change in the goodwill balances is due to fluctuations in foreign exchange rates.
The amortization expense for intangible assets was $4.6 million and $14.0 million for the three and nine months ended September 30, 2023, respectively, and $4.6 million and $14.0 million for the three and nine months ended September 30, 2022, respectively.
Amortization expense relating to amortizable intangible assets as of September 30, 2023 for the next five years is expected to be as follows (in thousands):

Remainder of 2023	$4,718
2024	18,708
2025	18,464
2026	18,234
2027	17,017
2028	15,024

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 5: DEBT
Debt consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Term loan, due 2028	$365,625	$368,438
Revolving credit facility, due 2026	70,000	76,000
Less: current portion	(3,750)	(3,750)
Less: unamortized discount and debt issuance costs	(7,395)	(8,516)
Total long-term debt	$424,480	$432,172
Loan Agreement—At both September 30, 2023 and December 31, 2022, the Company’s senior secured loan agreement consisted of a senior secured term loan facility (the “Term Loan Facility”) of $375 million and a revolving credit facility of up to $125 million (the “Revolving Facility,” and together with the Term Loan Facility, the “Credit Facilities”). As of September 30, 2023 and December 31, 2022, term loan borrowings were $358.2 million and $359.9 million, respectively, net of unamortized discount and debt issuance costs of $7.4 million and $8.5 million, respectively. There were $70.0 million and $76.0 million of borrowings under the revolving credit facility as of September 30, 2023 and December 31, 2022, respectively. Additionally, as of September 30, 2023 and December 31, 2022, the Company’s unamortized debt issuance costs related to the revolving credit facility were $1.9 million and $2.0 million, respectively, which are included in other assets in the condensed consolidated balance sheet. As of September 30, 2023 and December 31, 2022, there were $2.8 million and $2.1 million, respectively, of outstanding letters of credit that reduced the Company’s availability under the revolving credit facility. See Note 7 to the Company’s consolidated and combined financial statements in its Annual Report on Form 10-K for the year ended December 31, 2022 for further information and significant terms and conditions associated with the Term Loan Facility and Revolving Facility.
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
On October 5, 2023, the Company and certain of its subsidiaries entered into a third amendment (the “Third Amendment”) to the Amended and Restated Loan Agreement. The Third Amendment revised a clause in the definition of consolidated EBITDA used for determining compliance with financial covenants effective beginning with the second quarter of 2023 through the first quarter of 2024. The amendment did not impact the calculation of consolidated EBITDA previously determined for the second quarter of 2023.
NOTE 6: WARRANTS
As of the date of the Business Combination, the Company had approximately 20,263,500 warrants outstanding, consisting of (i) 15,000,000 public warrants originally sold as part of the units issued in Act II’s initial public offering (the “Public Warrants”) and (ii) 5,263,500 Private Warrants that were sold by Act II to the PIPE Investors in conjunction with the Business Combination (collectively with the Public Warrants, the “Warrants”). Each warrant is exercisable for one-half of one share of the Company’s common stock at a price of $11.50 per whole share, subject to adjustment. Warrants may only be exercised for a whole number of shares as no fractional shares will be issued. As of September 30, 2023 and December 31, 2022, the Company had 20,193,120 and 19,491,320 Public Warrants outstanding, respectively, and 70,180 and 771,980 Private Warrants outstanding, respectively. There were no Warrants exercised for shares of the Company’s common stock in the nine months ended September 30, 2023 and 2022.
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
On June 9, 2023, the Company entered into an interest rate swap with a notional value of $183.3 million that matures on February 5, 2026 to exchange variable for fixed rate interest payments related to the Term Loan Facility. The effective date of the interest rate swap was June 30, 2023. The interest rate swap is designated as a cash flow hedge and is considered highly effective. As a result, no ineffectiveness has been recognized in the condensed consolidated statement of operations during the three and nine months ended September 30, 2023. As of September 30, 2023, the fair value of the interest rate swap was recorded in other assets in the condensed consolidated balance sheet in the amount of approximately $2.0 million with the unrealized gain recognized in other comprehensive income (loss). The change in fair value will subsequently be reclassified from other comprehensive income (loss) to interest expense, net in the periods when the hedge transaction affects earnings. Realized gains, net of tax of $0.3 million were reclassified to net income in the three and nine months ended September 30, 2023. As of September 30, 2023, the Company expects approximately $1.9 million of the unrealized gain to be reclassified from other comprehensive income (loss) to interest expense, net over the next twelve months. The interest rate swap fair value is considered Level 2 within the fair value hierarchy as it includes quoted market prices for similar instruments as well as interest rates and yield curves that are observable in the market.

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
Investment in securities—The Company has assets in an investment fund that holds surplus funds from its terminated qualified pension plan that will be used to fund future contributions to the defined contribution plan at Flavors & Ingredients and is presented in other assets in the condensed consolidated balance sheet. The investment is classified as available-for-sale and carried at fair market value. At September 30, 2023, both the estimated fair value and cost basis of the investment fund was $2.3 million and utilized Level 2 inputs.
Debt—The Company measures its term loan and revolving facilities at original carrying value, net of unamortized deferred financing costs and fees. At September 30, 2023, the estimated fair value of the term loan was $332.7 million as compared to a carrying value of $358.2 million. At December 31, 2022, the estimated fair value of the term loan was $338.0 million as compared to a carrying value of $359.9 million. The estimated fair value of the outstanding principal balance of the term loan utilized Level 2 inputs as it is based on quoted market prices for identical or similar instruments. The fair value of the revolving facility at both September 30, 2023 and December 31, 2022 approximated carrying value.
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
The Company’s income tax provision was $0.5 million for the three months ended September 30, 2023, which includes a discrete tax benefit of $0.6 million related primarily to the finalization of the Company’s 2022 U.S. federal tax return and certain foreign tax returns during the quarter ended September 30, 2023. The effective tax rate for the three months ended September 30, 2023 was (10.7%) on a pre-tax loss of $4.9 million. The effective tax rate differs from the statutory federal rate of 21% primarily due to an increase in the valuation allowance related to interest expense for which deductibility is limited under IRC §163(j), foreign income at different rates, non-deductible permanent differences, state and local taxes, and the U.S. tax effect of international operations including Global Intangible Low-Taxed Income (“GILTI”) recorded during the period, partially offset with the discrete tax benefit described above.
The Company’s income tax provision was $9.2 million for the nine months ended September 30, 2023, which includes a discrete tax provision of $0.6 million primarily related to tax expense for a shortfall of the tax benefits on stock-based awards that have vested and the remeasurement of state deferred tax assets as a result of state law changes enacted during the first nine months of 2023, offset by the $0.6 million tax benefit related to the finalization of the Company’s 2022 U.S. federal tax return and foreign tax returns during the quarter ended September 30, 2023. The effective tax rate for the nine months ended September 30, 2023 was (43.0%) on a pre-tax loss of $21.5 million which differs from the statutory federal rate of 21% primarily due to an increase in the valuation allowance related to interest expense for which deductibility is limited under IRC §163(j), foreign income at different rates, non-deductible permanent differences, state and local taxes, the U.S. tax effect of international operations including GILTI recorded during the period, and the discrete tax provision described above.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company’s income tax provision was $1.4 million for the three months ended September 30, 2022, which includes a discrete tax provision of $0.4 million related primarily to the finalization of the Company’s 2021 U.S. federal and state tax returns during the quarter ended September 30, 2022. The effective tax rate for the three months ended September 30, 2022 was (126.3%) on pre-tax loss of $1.1 million which differs from the statutory federal rate of 21% primarily due to state and local taxes, non-deductible permanent differences, limited benefit on current year interest deductions and losses in certain jurisdictions, the change in the fair value of warrant liabilities, foreign income at different rates and the U.S. tax effect of international operations including GILTI recorded during the period, and the discrete tax provision described above.
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
At both September 30, 2023 and December 31, 2022, the Company had an uncertain tax position liability of $0.2 million, including interest and penalties. The unrecognized tax benefits include amounts related primarily to various state tax issues.
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
Stock-based compensation expense for the three and nine months ended September 30, 2023 was $2.5 million and $7.3 million, respectively. Stock-based compensation expense for the three and nine months ended September 30, 2022 was $1.7 million and $5.0 million, respectively.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

A summary of activity and weighted average fair values related to the RSUs is as follows:

	Nine Months Ended September 30, 2023
	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 31, 2022	1,538,759	$6.65
Granted	3,014,658	2.56
Vested	(1,205,687)	6.29
Forfeited	(361,178)	3.99
Outstanding and nonvested at September 30, 2023	2,986,552	$3.02
A summary of activity and weighted average fair values related to the RSAs is as follows:

	Nine Months Ended September 30, 2023
	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 31, 2022	131,470	$8.75
Granted	141,280	4.07
Vested	(14,862)	8.75
Outstanding and nonvested at September 30, 2023	257,888	$6.18
A summary of activity and weighted average fair values related to the PSUs is as follows:

	Nine Months Ended September 30, 2023
	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 31, 2022	631,377	$8.49
Granted	1,934,388	2.20
Forfeited	(209,885)	4.73
Outstanding and nonvested at September 30, 2023	2,355,880	$3.66
As of September 30, 2023, the Company had not yet recognized compensation costs on nonvested awards as follows (in thousands):

	Unrecognized Compensation Cost	Weighted Avg. Remaining Recognition Period (in years)
Nonvested awards	$9,976	1.33
The nonvested awards excludes unvested PSUs that are deemed not probable of vesting constituting $4.7 million of unrecognized compensation expense at September 30, 2023.

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
The computation of basic and diluted earnings (loss) per common share is shown below (in thousands, except for share and per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
EPS numerator:
Net (loss) income attributable to common shareholders	$(5,430)	$(2,521)	$(30,744)	$1,531

EPS denominator:
Weighted average shares outstanding - basic	42,683,990	41,976,865	42,361,816	41,311,366
Effect of dilutive securities	—	—	—	17,719
Weighted average shares outstanding - diluted	42,683,990	41,976,865	42,361,816	41,329,085

Net (loss) earnings per share:
Basic	$(0.13)	$(0.06)	$(0.73)	$0.04
Diluted	$(0.13)	$(0.06)	$(0.73)	$0.04
For the three and nine months ended September 30, 2023, 20,263,300 warrants, 2,986,552 RSUs, and 257,888 RSAs were excluded from the diluted EPS calculation because they were determined to be anti-dilutive. For the three months ended September 30, 2022, 20,263,300 warrants, 1,937,099 RSUs, and 131,470 RSAs were excluded from the diluted EPS calculation because they were determined to be anti-dilutive. For the nine months ended September 30, 2022, 20,263,300 warrants and 1,937,099 RSUs were excluded from the diluted EPS calculation because they were determined to be anti-dilutive. Additionally, at September 30, 2023 and 2022, 2,355,880 and 784,822 PSUs, respectively, were excluded from the diluted EPS calculation because they are subject to performance conditions that were not satisfied.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 12: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes accumulated other comprehensive income (loss) (“AOCI”), net of taxes, by component (in thousands):

	Net Currency Translation Gains (Losses)	Cash Flow Hedges	Funded Status of Benefit Plans	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$8,758	$—	$929	$9,687
Other comprehensive loss before reclassifications	(2,003)	—	—	(2,003)
Amounts reclassified from AOCI	—	—	(224)	(224)
Balance at March 31, 2022	6,755	—	705	7,460
Other comprehensive loss before reclassifications	(14,848)	—	—	(14,848)
Amounts reclassified from AOCI	—	—	17	17
Balance at June 30, 2022	(8,093)	—	722	(7,371)
Other comprehensive loss before reclassifications	(13,522)	—	—	(13,522)
Amounts reclassified from AOCI	—	—	21	21
Balance at September 30, 2022	$(21,615)	$—	$743	$(20,872)

Balance at December 31, 2022	$(4,711)	$—	$3,669	$(1,042)
Other comprehensive income before reclassifications	4,416	—	—	4,416
Amounts reclassified from AOCI	—	—	(12)	(12)
Balance at March 31, 2023	(295)	—	3,657	3,362
Other comprehensive (loss) income before reclassifications	(2,371)	655	—	(1,716)
Amounts reclassified from AOCI	—	—	(11)	(11)
Balance at June 30, 2023	(2,666)	655	3,646	1,635
Other comprehensive (loss) income before reclassifications	(5,140)	1,149	—	(3,991)
Amounts reclassified from AOCI	—	(339)	(12)	(351)
Balance at September 30, 2023	$(7,806)	$1,465	$3,634	$(2,707)
NOTE 13: RELATED PARTY TRANSACTIONS
In December 2019, Wholesome entered into a partnership agreement to form WS Services, LLC (“WS Services”), in which Wholesome received a 50% interest and accounts for the partnership as an equity method investment. Wholesome’s investment in the partnership, which is classified as other assets in the condensed consolidated balance sheet, was $0.7 million as of both September 30, 2023 and December 31, 2022. During the three and nine months ended September 30, 2023 and 2022, the Company expensed $0.1 million, $0.5 million, $0.2 million, and $0.7 million respectively, related to costs incurred by WS Services for Wholesome’s use of a warehouse space for storage of raw materials. The Company has a liability to WS Services of approximately $0.1 million as of both September 30, 2023 and December 31, 2022.

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
The following table presents selected financial information relating to the Company’s business segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Product revenues, net
Branded CPG	$103,270	$105,373	$307,581	$313,207
Flavors & Ingredients	31,160	29,907	92,168	86,168
Total product revenues, net	$134,430	$135,280	$399,749	$399,375

Operating income
Branded CPG	$7,202	$5,518	$7,820	$17,555
Flavors & Ingredients	8,448	7,287	26,989	24,137
	15,650	12,805	34,809	41,692
Corporate	(8,989)	(5,983)	(22,098)	(20,115)
Total operating income	$6,661	$6,822	$12,711	$21,577
The following table presents disaggregated revenue information for the Company (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Branded CPG:
North America	$73,785	$75,823	$217,146	$220,071
Europe	17,326	15,223	52,986	51,479
India, Middle East and Africa	2,925	4,526	10,064	13,007
Asia-Pacific	5,207	5,607	16,519	17,650
Latin America	4,027	4,194	10,866	11,000
Flavors & Ingredients	31,160	29,907	92,168	86,168
Total product revenues, net	$134,430	$135,280	$399,749	$399,375

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
Forward-looking statements may be accompanied by words such as “achieve,” “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “drive,” “estimate,” “expect,” “forecast,” “future,” “grow,” “improve,” “increase,” “intend,” “may,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or similar words, phrases or expressions. These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to achieve or maintain profitability; the extent of the continued impact of the COVID-19 pandemic, and any recurrence of the COVID-19 pandemic, local, regional, national, and international economic conditions that have deteriorated as a result of the COVID-19 pandemic including the risks of a global recession or a recession in one or more of our key markets, and the impact they may have on us and our customers and management’s assessment of that impact; inflation and the Company’s ability to offset rising costs through pricing and productivity effectively; the projected financial information, anticipated growth rate, and market opportunity of our Branded CPG and Flavors & Ingredients business segments; the ability to maintain the listing of our securities on Nasdaq; the potential liquidity and trading of our public securities; our expected capital requirements and the availability of additional financing; our ability to attract or retain highly qualified personnel, including in accounting and finance roles; extensive and evolving government regulations that impact the way we operate; the impact of the COVID-19 pandemic on our suppliers, including disruptions and inefficiencies in the supply chain; factors relating to the business, operations and financial performance of our Branded CPG and Flavors & Ingredients segments; our ability to integrate our acquisitions and achieve the anticipated benefits of the transactions in a timely manner or at all; the ongoing conflicts in Ukraine and the Middle East and related economic disruptions and new governmental regulations on our business, including but not limited to the potential impact on our sales, operations and supply chain; adverse changes in the global or regional general business, political and economic conditions, including the impact of continuing uncertainty and instability in certain countries, that could materially affect our global markets and the potential adverse economic impact and related uncertainty caused by these items; our ability to continue to use, maintain, enforce, protect and defend owned and licensed intellectual property, including the Whole Earth® brand; and such other factors as discussed throughout, including in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.
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
Inflation and Supply Chain Impact
During the nine months ended September 30, 2023, we have experienced inflationary cost increases in raw materials and transportation costs; however, we have recently seen a stabilization in certain of these costs. These cost increases have resulted in, and could continue to result in, negative impacts to our results of operations. However, we continue to monitor the inflationary environment and impacts to our operations and have taken measures to mitigate the impact of these inflationary pressures.

Other Events
In connection with an ongoing investigation being conducted under the supervision of the Audit Committee of the Company’s Board of Directors (the “Audit Committee”), the Audit Committee, based upon information from independent investigative counsel to the Audit Committee, has determined that the most recent former chief executive officer of the Company, and the most recent former chief financial officer of the Company at the request of such former chief executive officer of the Company, disclosed to representatives of the largest stockholder of the Company material non-public information belonging to the Company without a non-disclosure agreement and in violation of the Company’s internal policies. The Company has received a written Affidavit Certification from such stockholder that, notwithstanding receipt of such material non-public information, such stockholder and its affiliates did not trade in any Company securities, did not direct any other party to trade in any Company securities and did not disclose such material non-public information to any third party, in each case, prior to the public disclosure of such information by the Company.
Notwithstanding the above, we have concluded that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
The Nominating and Governance Committee of the Company’s Board of Directors (the “Nom/Gov Committee”), with input and guidance from the Audit Committee and based upon information from independent investigative counsel to the Audit Committee, is considering appropriate modifications to the Company’s policies and procedures regarding disclosure of the Company’s information; however, following the departure from the Company of its most recent former chief executive officer and most recent former chief financial officer and due to the ongoing nature of the investigation, the Nom/Gov Committee has not yet determined such modifications to the Company’s policies and procedures as of the date of this Quarterly Report on Form 10-Q.
Results of Operations
Consolidated

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2023	September 30, 2022	Change	September 30, 2023	September 30, 2022	Change
Product revenues, net	$134,430	$135,280	-0.6%	$399,749	$399,375	+0.1%
Cost of goods sold	96,902	100,263	-3.4%	296,500	287,486	+3.1%
Gross profit	37,528	35,017	+7.2%	103,249	111,889	-7.7%
Selling, general and administrative expenses	26,226	23,566	+11.3%	76,549	76,314	+0.3%
Amortization of intangible assets	4,641	4,629	+0.3%	13,989	13,998	-0.1%
Operating income	6,661	6,822	-2.4%	12,711	21,577	-41.1%
Interest expense, net	(11,117)	(8,214)	+35.3%	(32,884)	(20,674)	+59.1%
Other (expense) income, net	(448)	278	*	(1,333)	3,985	*
(Loss) income before income taxes	(4,904)	(1,114)	*	(21,506)	4,888	*
Provision for income taxes	526	1,407	-62.6%	9,238	3,357	*
Net (loss) income	$(5,430)	$(2,521)	*	$(30,744)	$1,531	*

* Represents positive or negative change equal to, or in excess of 100%

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Product revenues, net. Product revenues, net for the three months ended September 30, 2023 were $134.4 million, a decrease of $0.9 million, or 0.6%, from $135.3 million for the three months ended September 30, 2022 due to a $2.1 million decrease in product revenues in the Branded CPG segment, partially offset by a $1.3 million increase in product revenues at Flavors & Ingredients. The decrease in Branded CPG revenues was driven primarily by declines in volume, partially offset by price increases and favorable impacts from foreign exchange, as further discussed below. The increase in Flavors & ingredients revenues was primarily driven by price and volume increases as well as favorable impacts from foreign exchange, as further discussed below.
Cost of goods sold. Cost of goods sold for the three months ended September 30, 2023 was $96.9 million, a decrease of $3.4 million, or 3.4%, from $100.3 million for the three months ended September 30, 2022. The decrease was primarily due to a $1.3 million decrease in duty cost on imported sugar, lower freight costs and a decline in costs associated with the supply chain reinvention at Branded CPG.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2023 were $26.2 million, an increase of $2.7 million, or 11.3%, from $23.6 million for the three months ended September 30, 2022 primarily due to a $2.1 million increase in bonus expense, $0.9 million of costs associated with the Company’s strategic review, a $0.4 million impairment of right-of-use assets associated with a leased Decatur, Alabama facility that is no longer in use, and a $0.5 million increase in stock-based compensation expense, partially offset by a $0.7 million decline in severance and related expenses and a $0.6 million decrease in bad debt expense.
Amortization of intangible assets. Amortization of intangible assets for the three months ended September 30, 2023 was essentially flat compared to the three months ended September 30, 2022.
Interest expense, net. Interest expense, net for the three months ended September 30, 2023 was $11.1 million, an increase of $2.9 million, or 35.3%, from $8.2 million for the three months ended September 30, 2022. The increase was primarily due to higher interest rates for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, partially offset by a realized gain of $0.5 million related to the Company’s interest rate swap.
Other (expense) income, net. Other expense, net for the three months ended September 30, 2023 was $0.4 million compared to other income, net of $0.3 million for the three months ended September 30, 2022. The third quarter of 2023 primarily reflected foreign exchange losses, partially offset by income from our equity method investments. The prior year period primarily included foreign exchange gains as well as income from our equity method investments.
Provision for income taxes. The provision for income taxes for the three months ended September 30, 2023 was $0.5 million, which includes a discrete tax benefit of $0.6 million related primarily to the finalization of the Company’s 2022 U.S. federal tax return and certain foreign tax returns during the quarter ended September 30, 2023. The provision for income taxes for the three months ended September 30, 2022 was $1.4 million, which includes a discrete tax provision of $0.4 million related primarily to the finalization of the Company’s 2021 U.S. federal and state tax returns. The effective tax rate for the three months ended September 30, 2023 was (10.7%), compared to (126.3)% for the three months ended September 30, 2022. The effective tax rate for the three months ended September 30, 2023 differs from the statutory federal rate of 21% primarily due to an increase in the valuation allowance related to interest expense for which deductibility is limited under IRC §163(j), foreign income at different rates, non-deductible permanent differences, state and local taxes, and the U.S. tax effect of international operations including Global Intangible Low-Taxed Income (“GILTI”) recorded during the period, partially offset with the discrete tax benefit described above. The effective tax rate for the three months ended September 30, 2022 differs from the statutory federal rate of 21% primarily due to state and local taxes, non-deductible permanent differences, limited benefit on current year interest deductions and losses in certain jurisdictions, the change in the fair value of warrant liabilities, foreign income at different rates, the U.S. tax effect of international operations including GILTI recorded during the period, and the discrete tax provision.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Product revenues, net. Product revenues, net for the nine months ended September 30, 2023 were $399.7 million, an increase of $0.4 million, or 0.1%, from $399.4 million for the nine months ended September 30, 2022. The increase was primarily due to a $6.0 million increase in product revenues at Flavors & Ingredients, partially offset by a $5.6 million decrease in product revenues in the Branded CPG segment. The increase in Flavors & Ingredients revenues was primarily driven by pricing and volume increases, partially offset by unfavorable impacts of foreign exchange, as further discussed below. The decrease in Branded CPG revenues was primarily due to declines in volume and unfavorable impacts from foreign currency exchange, partially offset by price increases, as further discussed below.
Cost of goods sold. Cost of goods sold for the nine months ended September 30, 2023 was $296.5 million, an increase of $9.0 million, or 3.1%, from $287.5 million for the nine months ended September 30, 2022. The increase was primarily due to higher raw materials costs due to inflationary pressures and the sale of higher cost inventory resulting from increased freight and warehousing costs, as well as $2.5 million of favorable purchase accounting adjustments related to inventory revaluations that did not reoccur in the current year as all inventory revaluation purchase accounting adjustments were fully amortized as of June 30, 2022, partially offset by a decline in costs associated with the supply chain reinvention at Branded CPG.
Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2023 was $76.5 million, an increase of $0.2 million, or 0.3%, from $76.3 million for the nine months ended September 30, 2022 primarily due to a $2.4 million increase in stock-based compensation expense, a $1.3 million impairment of fixed assets related to idled production lines and a $0.4 million right-of-use lease asset impairment both related to our Decatur, Alabama operation that has been shut down, $1.0 million of costs associated with the Company’s strategic review, and a $0.4 million increase in amortization of capitalized software implementation costs, largely offset by a $2.1 million decline in bonus expense, which includes a favorable adjustment to prior year bonus accruals, a $1.5 million decrease in commissions expense, a $1.0 million decrease in salary expense and a $0.7 million decline in acquisition-related transaction expenses that did not reoccur in 2023.
Amortization of intangible assets. Amortization of intangible assets for the nine months ended September 30, 2023 was essentially flat compared to the nine months ended September 30, 2022.
Interest expense, net. Interest expense, net for the nine months ended September 30, 2023 was $32.9 million, an increase of $12.2 million, or 59.1%, from $20.7 million for the nine months ended September 30, 2022. The increase was primarily due to higher interest rates for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, partially offset by a realized gain of $0.5 million related to the Company’s interest rate swap.
Other (expense) income, net. Other expense, net for the nine months ended September 30, 2023 was $1.3 million compared to other income, net of $4.0 million for the nine months ended September 30, 2022. The $5.3 million change was largely due to a $2.9 million change in foreign exchange as a result of losses in 2023 compared to gains in 2022, and a $1.2 million decrease in the change in fair value of warrant liabilities. Additionally, the prior year period included a $1.1 million non-cash gain related to the settlement of the Wholesome acquisition earn-out.
Provision for income taxes. The provision for income taxes for the nine months ended September 30, 2023 was $9.2 million, which includes a discrete tax provision of $0.6 million, primarily related to tax expense for a shortfall of the tax benefits on stock-based awards that have vested and the remeasurement of state deferred tax assets as a result of state law changes enacted during the first nine months of 2023, offset by the $0.6 million tax benefit related to the finalization of the Company’s 2022 U.S. federal tax return and certain foreign tax returns during the quarter ended September 30, 2023. The provision for income taxes for the nine months ended September 30, 2022 was $3.4 million, which includes a discrete tax provision of $0.5 million, related primarily to the finalization of the Company’s 2021 U.S. federal and state tax returns during the quarter. The effective tax rate for the nine months ended September 30, 2023 was (43.0)%, compared to 68.7% for the nine months ended September 30, 2022. The effective tax rate for the nine months ended September 30, 2023 differs from the statutory federal rate of 21% primarily due to an increase in the valuation allowance related to interest expense for which deductibility is limited under IRC §163(j), foreign income at different rates, non-deductible permanent differences, state and local taxes, and the U.S. tax effect of international operations including GILTI recorded during the period. The effective tax rate for the nine months ended September 30, 2022 differs from the statutory federal rate of 21% primarily due to state and local taxes, non-deductible permanent differences, limited benefit on current year interest deductions and losses in certain jurisdictions, the change in the fair value of warrant liabilities, foreign income at different rates and the U.S. tax effect of international operations including GILTI recorded during the period, and the discrete tax provision.

Branded CPG

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2023	September 30, 2022	Change	September 30, 2023	September 30, 2022	Change
Product revenues, net	$103,270	$105,373	-2.0%	$307,581	$313,207	-1.8%
Operating income	$7,202	$5,518	+30.5%	$7,820	$17,555	-55.5%
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Segment product revenues, net. Product revenues, net for Branded CPG for the three months ended September 30, 2023 were $103.3 million, a decrease of $2.1 million, or 2.0%, from $105.4 million for the three months ended September 30, 2022, driven by a $8.1 million decline due to lower volumes, partially offset by a $5.0 million increase in sales primarily due to higher pricing and a $1.0 million favorable impact of foreign currency exchange.
Segment operating income. Operating income for Branded CPG for the three months ended September 30, 2023 was $7.2 million, an increase of $1.7 million, or 30.5%, from $5.5 million for the three months ended September 30, 2022, primarily due to a decline in costs associated with the supply chain reinvention of $2.5 million and a $1.3 million decrease in duty cost on imported sugar, partially offset by a $1.6 million increase in bonus expense and a $0.4 million right-of-use asset impairment associated with a leased Decatur, Alabama facility that is no longer in use and the impact of lower sales.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Segment product revenues, net. Product revenues, net for Branded CPG for the nine months ended September 30, 2023 were $307.6 million, a decrease of $5.6 million, or 1.8%, from $313.2 million for the nine months ended September 30, 2022, primarily due to a $23.9 million decline due to lower volumes and a $1.0 million unfavorable impact of foreign currency exchange, partially offset by a $19.2 million increase in sales primarily due to higher pricing.
Segment operating income. Operating income for Branded CPG for the nine months ended September 30, 2023 was $7.8 million, a decrease of $9.7 million, or 55.5%, from $17.6 million for the nine months ended September 30, 2022, primarily due to lower sales volume, the sale of higher cost inventory resulting from increased freight and warehousing costs, a $1.3 million impairment of fixed assets related to idled production lines and a $0.4 million right-of-use lease asset impairment both associated with the Decatur, Alabama operation shut down, higher stock-based compensation expense of $1.2 million and a $0.4 million increase in severance and related expenses, partially offset by a $1.1 million decline in bonus expense, which includes a favorable adjustment to prior year bonus accruals, a decline in costs associated with the supply chain reinvention of $0.7 million, and a $1.5 million decrease in commissions expense.
Flavors & Ingredients

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2023	September 30, 2022	Change	September 30, 2023	September 30, 2022	Change
Product revenues, net	$31,160	$29,907	+4.2%	$92,168	$86,168	+7.0%
Operating income	$8,448	$7,287	+15.9%	$26,989	$24,137	+11.8%
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Segment product revenues, net. Product revenues, net for Flavors & Ingredients for the three months ended September 30, 2023 were $31.2 million, an increase of $1.3 million, or 4.2%, from $29.9 million for the three months ended September 30, 2022, primarily driven by $0.8 million of price increases, $0.3 million of volume growth and $0.2 million of favorable foreign currency exchange. The volume growth was attributable to increases in licorice extracts and pure derivatives, partially offset by volume declines in our Magnasweet product lines.

Segment operating income. Operating income for Flavors & Ingredients for the three months ended September 30, 2023 was $8.4 million, an increase of $1.2 million, or 15.9%, from $7.3 million for the three months ended September 30, 2022, primarily due to higher revenues.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Segment product revenues, net. Product revenues, net for Flavors & Ingredients for the nine months ended September 30, 2023 were $92.2 million, an increase of $6.0 million, or 7.0%, from $86.2 million for the nine months ended September 30, 2022 primarily driven by $4.1 million of price increases and $2.1 million of volume growth, partially offset by $0.2 million of unfavorable foreign currency exchange. The volume growth was attributable to increases in licorice extracts and pure derivatives, partially offset by volume declines in our Magnasweet product lines.
Segment operating income. Operating income for Flavors & Ingredients for the nine months ended September 30, 2023 was $27.0 million, an increase of $2.9 million, or 11.8%, from $24.1 million for the nine months ended September 30, 2022, primarily due to higher revenues and favorable product mix, partially offset by $2.5 million of favorable purchase accounting adjustments related to inventory revaluations that did not reoccur in the current year.
Corporate

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2023	September 30, 2022	Change	September 30, 2023	September 30, 2022	Change
Operating loss	$(8,989)	$(5,983)	+50.2%	$(22,098)	$(20,115)	+9.9%
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Operating loss. Operating loss for Corporate for the three months ended September 30, 2023 was $9.0 million, an increase of $3.0 million, or 50.2%, from $6.0 million for the three months ended September 30, 2022, primarily driven by a $1.0 million increase in bonus expense, $0.9 million of costs associated with the Company’s strategic review, a $0.4 million increase in stock-based compensation expense, a $0.3 million increase in amortization of capitalized software implementation costs, and a $0.5 million increase in other professional fees.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Operating loss. Operating loss for Corporate for the nine months ended September 30, 2023 was $22.1 million, an increase of $2.0 million, or 9.9%, from $20.1 million for the nine months ended September 30, 2022, primarily driven by a $1.3 million increase in stock-based compensation expense, $1.0 million of costs associated with the Company’s strategic review, a $0.9 million increase on other professional fees, a $0.4 million increase in amortization of capitalized software implementation costs, and a $0.3 million increase in severance and related expenses, partially offset by a $1.0 million decrease in bonus expense largely due to a favorable adjustment to prior year bonus accruals, and a $0.7 million reduction in salary expense.
Liquidity and Capital Resources
We have historically funded operations with cash flow from operations and, when needed, with borrowings, which are described below.
We believe our sources of liquidity and capital, and our Credit Facilities will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months.

The following table shows summary cash flow information for the nine months ended September 30, 2023 and September 30, 2022 (in thousands):

	Nine Months Ended
	September 30, 2023	September 30, 2022
Net cash provided by (used in) operating activities	$10,615	$(17,264)
Net cash used in investing activities	(4,094)	(6,897)
Net cash (used in) provided by financing activities	(10,704)	20,524
Effect of exchange rate changes on cash and cash equivalents	(244)	(3,813)
Net change in cash and cash equivalents	$(4,427)	$(7,450)
Operating activities. Net cash provided by operating activities was $10.6 million for the nine months ended September 30, 2023 compared to cash used in operating activities of $17.3 million for the nine months ended September 30, 2022. The increase in cash provided by operations was primarily attributable to favorable working capital changes and lower income tax payments, partially offset by higher interest payments during the nine months ended September 30, 2023. Cash paid for income taxes, net of income tax refunds was $3.8 million for the nine months ended September 30, 2023 compared to $7.5 million for the nine months ended September 30, 2022. Cash paid for interest for the nine months ended September 30, 2023 was $31.3 million compared to $19.2 million for the nine months ended September 30, 2022.
Investing activities. Net cash used in investing activities was $4.1 million and $6.9 million for the nine months ended September 30, 2023 and 2022, respectively, and primarily related to capital expenditures.
Financing activities. Net cash used in financing activities was $10.7 million for the nine months ended September 30, 2023 and reflects repayments of the revolving credit facility of $6.0 million, repayments of long-term debt of $2.8 million, payments of $1.4 million for employee tax withholdings related to net share settlements of stock-based awards and payments of debt issuance costs of $0.4 million related to the second amendment of our credit facility. Net cash provided by financing activities was $20.5 million for the nine months ended September 30, 2022 and reflects $54.0 million of proceeds from the revolving credit facility, repayments of long-term debt of $2.8 million, cash payment for the Wholesome acquisition earn-out of $29.1 million (amount is net of $0.9 million related to transaction bonuses paid in connection with the earn-out and reflected in operating activities), payments of $0.9 million for employee tax withholdings related to net share settlements of stock-based awards and payments of debt issuance costs of $0.7 million.
Debt
As of September 30, 2023 and December 31, 2022, term loan borrowings were $358.2 million and $359.9 million, respectively, net of debt issuance costs of $7.4 million and $8.5 million, respectively. There were $70.0 million and $76.0 million of borrowings under the revolving credit facility as of September 30, 2023 and December 31, 2022, respectively. Additionally, as of September 30, 2023 and December 31, 2022, unamortized debt issuance costs related to the revolving credit facility were $1.9 million and $2.0 million, respectively, which are included in other assets in the condensed consolidated balance sheet. As of September 30, 2023 and December 31, 2022, there were $2.8 million and $2.1 million, respectively, of outstanding letters of credit that reduced our availability under the revolving credit facility. See Note 7 to our consolidated and combined financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for further information and significant terms and conditions associated with the Term Loan Facility and Revolving Facility.
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
On October 5, 2023, the Company and certain of its subsidiaries entered into a third amendment (the “Third Amendment”) to the Amended and Restated Loan Agreement. The Third Amendment amended and revised a clause in the definition of consolidated EBITDA used for determining compliance with financial covenants effective beginning with the second quarter of 2023 through the first quarter of 2024. The amendment did not impact the calculation of consolidated EBITDA previously determined for the second quarter of 2023.
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
Item 3.       Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates of our variable rate debt under our Loan Agreement, which consists of a Term Loan Facility and a Revolving Credit Facility. At September 30, 2023, we had $365.6 million and $70.0 million of aggregate principal amounts outstanding under our Term Loan Facility and Revolving Credit Facility, respectively.
Loans outstanding under the Term Loan Facility currently accrue interest at a rate per annum equal to 90-day SOFR subject to a floor of 1% plus a margin of 4.50% and the Revolving Credit Facility currently accrues interest at a rate per annum equal to 90-day SOFR plus a margin of 3.75%. Based on the amounts outstanding under the Term Loan Facility and Revolving Credit Facility at September 30, 2023, adding 1% to the applicable interest rate under the Term Loan Facility and Revolving Credit Facility would result in an increase of approximately $4.4 million in our annual interest expense, which may be mitigated by the interest rate swap with a notional value of $183.3 million, as described below.
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

There have been no other significant changes in market risk from those addressed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 during the nine months ended September 30, 2023. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The Company’s management and the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.       Defaults Upon Senior Securities.
None.

Item 4.       Mine Safety Disclosures.
Not applicable.
Item 5.       Other Information.
None of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement during the quarter ended September 30, 2023.
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

10.1*
Third Amendment to Amended and Restated Loan Agreement, dated as of October 5, 2023, by and among Whole Earth Brands, Inc., certain domestic subsidiaries thereto, Toronto Dominion (Texas) LLC as administrative agent thereunder, and certain lenders signatory thereto.

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

Whole Earth Brands, Inc.

/s/ Rajnish Ohri
Date: November 9, 2023	Name:	Rajnish Ohri
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

/s/ Jeffrey Robinson
Date: November 9, 2023	Name:	Jeffrey Robinson
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

/s/ Bernardo Fiaux
Date: November 9, 2023	Name:	Bernardo Fiaux
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)