Form 10-K
period 2023-12-31
Whole Earth Brands, Inc.
filed 2024-03-12
CIK 1753706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrects are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of our common stock, par value $0.0001 per share, issued and outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on June 30, 2023, as reported on the Nasdaq Capital Market, was $128,804,442.
As of March 11, 2024, there were 42,858,649 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held in 2024, or in an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, is incorporated herein by reference where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, such proxy statement or amendment is not deemed to be filed as part hereof.

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
Forward-looking statements may be accompanied by words such as “achieve,” “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “drive,” “estimate,” “expect,” “forecast,” “future,” “grow,” “improve,” “increase,” “intend,” “may,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or similar words, phrases or expressions. These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to achieve or maintain profitability; the extent of the impact of the COVID-19 pandemic, including the duration, spread, severity, and any recurrence of the COVID-19 pandemic, the duration and scope of related government orders and restrictions, the impact on our employees, and the extent of the impact of the COVID-19 pandemic on overall demand for our products; local, regional, national, and international economic conditions that have deteriorated as a result of the COVID-19 pandemic including the risks of a global recession or a recession in one or more of our key markets, and the impact they may have on us and our customers and management’s assessment of that impact; the projected financial information, anticipated growth rate, and market opportunity of our Branded Consumer Packaged Goods (“Branded CPG”) and Flavors & Ingredients business segments; the ability to maintain the listing of our securities on Nasdaq; the potential liquidity and trading of our public securities; our expected capital requirements and the availability of additional financing; our ability to attract or retain highly qualified personnel, including in accounting and finance roles; extensive and evolving government regulations that impact the way we operate; the effect of the reclassification and treatment of warrants pursuant to ASC Topic 815-40; the impact of the COVID-19 pandemic on our suppliers, including disruptions and inefficiencies in the supply chain; factors relating to the business, operations and financial performance of our Branded CPG and Flavors & Ingredients segments; the ongoing military conflicts in Ukraine and the Middle East and related economic disruptions and new governmental regulations on our business, including but not limited to the potential impact on our sales, operations and supply chain; adverse changes in the global or regional general business, political and economic conditions, including the impact of continuing uncertainty and instability in certain countries, that could materially affect our global markets and the potential adverse economic impact and related uncertainty caused by these items; our ability to continue to use, maintain, enforce, protect and defend owned and licensed intellectual property, including the Whole Earth® brand; risks associated with the Merger (as defined below), including the ability of the parties to satisfy the conditions precedent and consummate the Merger, the timing of consummation of the Merger, the ability of the parties to secure any required stockholder approval in a timely manner or on the terms desired or anticipated, the ability of the parties to obtain the financing required to consummate the Merger, the ability to achieve anticipated benefits and savings, potential disruption of management’s attention, and any legal proceedings related to the proposed Merger; and such other factors as discussed throughout, including in Part I, Item 1A. Risk Factors and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.
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
We were originally formed on August 16, 2018 as Act II Global Acquisition Corp., a Cayman Islands exempted company formed as a blank check company (“Act II”), and consummated our initial public offering (“IPO”) in April 2019. On June 24, 2020, we domesticated into a Delaware corporation and changed our name from “Act II Global Acquisition Corp.” to “Whole Earth Brands, Inc.” On June 25, 2020, we consummated the indirect acquisition of Merisant Company (collectively with its subsidiaries, “Merisant”) and Mafco Worldwide, LLC (collectively with its subsidiaries and affiliates, “Mafco Worldwide,” and together with Merisant, “Merisant and Mafco”) (the “Business Combination”), and in connection therewith, became (i) a successor issuer to Act II by operation of Rule 12g-3(a) promulgated under the Exchange Act; and (ii) the ultimate parent of Merisant and Mafco. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.
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
On February 12, 2024, we entered into an Agreement of Merger (the “Merger Agreement”) with Ozark Holdings, LLC, a Delaware limited liability company (“Parent”) and Sweet Oak Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Parent (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, upon the closing of the transaction, Merger Sub is expected to merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. See Note 18 to our audited consolidated financial statements for further information regarding the Merger.
Our Business Segments
The table below describes the percentage of our total annual revenue attributable to each of our segments over each of the three years ended December 31, 2023, 2022 and 2021. For additional financial information relating to our reportable business segments, please refer to Note 17 in our audited consolidated financial statements for the year ended December 31, 2023, included in this Annual Report on Form 10-K.

	2023	2022	2021
Branded CPG	77%	79%	64%
Flavors & Ingredients	23%	21%	36%

Branded CPG
Branded CPG, comprised of our Merisant division of operating companies, Wholesome and Swerve, is a global CPG business focused on building a branded portfolio oriented toward serving consumers seeking better-for-you sweeteners across the zero calorie, plant-based, organic, non GMO, and Fair Trade spaces in zero/low calorie sweeteners, sugar, honey, agave, baking mix, and baking chocolate segments. Our Branded CPG products are sold under both our flagship brands as well as local and private label brands. Our flagship brands include Whole Earth®, Pure Via®, Wholesome®, Swerve®, Canderel®, Equal® and existing branded adjacencies. Our Branded CPG segment offers a variety of sweetener formulations under each brand to address local consumer preferences and price points. The key ingredients utilized in these products include stevia leaf extract, monk fruit extract, organic sugar, honey, agave nectar, erythritol, xylitol, allulose, aspartame, sucralose and saccharin, all of which are sourced through our global supply chain.
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
Swerve®: Swerve® is a portfolio of zero and reduced sugar, keto-friendly, and plant-based sweeteners and gluten free, reduced sugar baking mixes and is marketed in North America. Swerve® products contain no artificial ingredients, preservatives, flavors, or GMO ingredients. Swerve® sweetener formulations include erythritol, monk fruit, and allulose, as well as no added sugar chocolate baking chips. We acquired this brand in November 2020.
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
As of December 31, 2023, we sell over 200 customer-specific licorice products, consistently meeting taste, chemical, physical, microbiological and regulatory demands, specifications and standards. Our ability to deliver this breadth of products is due to our extensive knowledge and experience with the raw material sourcing and manufacturing processes. This is further supported by our industry-leading supply security and availability, which consists of best-in-class supply chain capabilities, long-standing relationships with key raw material suppliers, and maintenance of substantial raw material reserve inventory around the world.
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
Magnasweet® is our proprietary line of functional taste modulators, which have highly-enhanced characteristics and specific uses compared to the pure derivatives themselves. The backbone ingredients in Magnasweet® are our pure licorice derivatives, as well as proprietary blends of flavoring and other food ingredients. All Magnasweet® product ingredients are GRAS (“Generally Recognized As Safe”) by the U.S. Food and Drug Administration (“FDA”) and/or the Flavor and Extract Manufacturers Association (“FEMA”), and are regulated by the FDA under 21 CFR 184.1408. The base licorice derived component compounds are generally classified as “natural” in Mafco Worldwide’s largest end markets and are also categorized as Non-GMO and Non-Allergenic, thereby they are a “clean label” ingredient.
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
We sell our CPG products principally across six geographic regions: North America, Europe, India, Middle East and Africa (“IMEA”), Asia Pacific, and Latin America (“LATAM”).
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

Suppliers, Raw Materials and Procurement
Branded CPG
The primary raw materials used in our Branded CPG manufacturing processes are stevia leaf extract, monk fruit extract, erythritol, allulose, aspartame, sucralose, saccharin, organic sugar, organic honey, agave nectar and dextrose. Packaging material used in the manufacturing process includes paper, shipping boxes, glass jars, cartons, stand-up pouches, and plastic bottles. Key ingredients are procured and available on a global scale. These ingredients are contracted forward, with additional supply available in all key markets.
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
We have an exclusive supply contract to purchase the output of licorice extract and certain licorice derivatives from a manufacturer with facilities in Central Asia. For the year ended December 31, 2023, our purchases from this supplier totaled approximately $13.0 million, representing 32.1% of our licorice raw material purchases for the year. In addition to a stable source of licorice raw material, we strive to maintain sufficient licorice raw material inventory and open purchase contracts to meet normal production needs for one or more years to overcome the natural variability in wild collected licorice root quality from various regions and crop cycles and ensure against temporary disruptions in supply.
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
In 2023, we generated approximately 67% of our revenue in North America, approximately 17% of our revenue in Europe, approximately 10% of our revenue in Asia Pacific, approximately 3% of our revenue in IMEA and approximately 3% of our revenue in Latin America. In 2023, one customer accounted for more than 10% of our total sales, representing 13.8% of total sales. One customer accounted for more than 10% of total sales in both 2022 and 2021.
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
Human Capital Resources
Whole Earth Brands is a global company, with approximately 590 employees operating in 14 countries. Our employees are engaged in a number of key functions, including operations, sales, R&D and administration. Approximately 24% of our employees are based in North America and approximately 76% of our employees are based outside of North America. The vast majority of our employees work full-time, with approximately 47% working at global production facilities and others working at office locations or R&D facilities.
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
Diversity, Equity and Inclusion
We believe that everyone should be welcomed, encouraged, and respected at Whole Earth Brands. By living our core values every day, we create an environment where the diverse backgrounds and experiences of our employees enable us to thrive. Globally, approximately 54% of our employees are men and approximately 46% of our employees are women.
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
We operate in a highly competitive industry and compete with companies that have greater capital resources, facilities and diversity of product lines. Increased competition for products could result in decreased demand for our products and reduced volumes and/or prices, each of which would reduce our sales and margins and could have a material adverse effect on our business, financial condition and results of operations. Our Flavors & Ingredients customers are under pressure to reduce costs, which could cause them to reformulate their products and substitute cheaper ingredients for our products. These industry pressures may result in lower sales of our Flavors & Ingredients products and/or lower margins on our Flavors & Ingredients sales. With respect to our Branded CPG segment, our competitors might also introduce new low-calorie sweeteners and other alternatives to sugar. In addition, competitors with larger marketing budgets can influence consumer preferences. There is no assurance that Branded CPG’s existing marketing spending is sufficient to stay competitive with other product manufacturers.
Our margins are also under pressure from consolidation in the retail food industry in many regions of the world. In the U.S., we have experienced a shift in the channels where consumers purchase our products from the higher margin retail to the lower margin club and mass merchandisers. Additionally, increased competition from private label manufacturers of low-calorie tabletop sweeteners may have a negative impact on sales and/or margins. Consolidation within the industry we operate may significantly increase our cost of doing business and may further result in lower sales of our products and/or lower margins on sales.
We are subject to risks related to our supply chain and the price, quality and availability of raw materials which could have a material adverse effect on our business, financial condition and results of operations.
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
Further, licorice production is subject to a variety of agricultural risks. The stability of licorice raw materials is dependent upon the ability of the product to remain dry and free of infestation. Increased governmental restrictions on the application of pesticides or fumigants could reduce our ability to maintain long-term storage of licorice root or result in increased cost of operations. A sustained supply interruption could have a material adverse effect on our Flavors & Ingredients business, results of operations and financial condition.
The manufacture of our Flavors & Ingredients products is a multi-stage process that requires the use of high-quality materials and sophisticated manufacturing technologies. We are dependent on our suppliers to provide licorice raw materials meeting our quality standards. If we were not able to maintain our manufacturing processes or stringent quality controls, or if contamination problems arise, the operating results of our Flavors & Ingredients business would be harmed.
Our failure to accurately forecast demand and manage inventory could result in an unexpected shortfall of our Flavors & Ingredients products, which could harm our business.
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
There is growing concern that a gradual rise in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe, and increase the frequency, severity, and duration of extreme weather conditions and natural disasters, and water scarcity and poor water quality. These events could adversely impact the manufacturing or delivery of raw materials required for our products, reduce crop yields, disrupt the operation of our supply chain and the productivity of our contract manufacturers, increase our production costs, impose capacity restraints and impact the purchases of our products and services.
In many countries, governmental bodies are proposing and enacting new or additional legislation and regulations to address the potential impacts of climate change, including, among other regulations, like the European Union’s (the “EU”) Corporate Sustainability Reporting Directive (“CSRD”) which became effective in January 2023 (which requires us to report detailed information on climate and other ESG-related matters in the coming years). If we, our suppliers or others in our value chain, are required to comply with these laws and regulations in the future, or if we choose to take voluntary steps to reduce or mitigate our environmental impact, we may experience increased costs for compliance, reporting, supply chain management and due diligence, energy, production, transportation, and raw materials, increased capital expenditures, or increased insurance premiums and deductibles, which could adversely impact our operations. The impact of any future climate change legislation, regulations or industry standards, international treaties and accords, is uncertain and could negatively affect our business, financial condition, results of operations and cash flows.
Our failure to adequately address sustainability and ESG concerns of stakeholders or respond to changing ESG regulations may harm our reputation and have a material adverse impact on our business.
Governmental authorities, non-governmental organizations, customers, investors, external stakeholders and employees are increasingly sensitive to sustainability and ESG concerns, such as diversity and inclusion, climate change, water use, recyclability or recoverability of packaging, and plastic waste. Our ability to compete could also be affected by changing customer preferences and requirements, such as growing demand for more environmentally friendly products, packaging or supplier practices. Failure to meet such customer expectations or demand, failure to achieve our publicly-disclosed sustainability and ESG goals or targets, or failure to meet the ESG expectations of our investors, employees, customers, ESG ratings agencies and other stakeholders, could negatively impact our reputation, hinder our access to capital, lead to reduced demand for our products, loss of customers, “greenwashing” and other similar claims, and other negative impacts on our business and results of operations.
Uncertain or unfavorable economic conditions, including during periods of high inflation, recessions or other economic disruption, could increase our costs, change customer and consumer demand for our products, or otherwise adversely affect us.
Periods of adverse or uncertain economic conditions, including during periods of high inflation or recession concerns, may increase our costs and otherwise change customer and consumer demand for our products. The willingness of consumers to purchase our products depends in part on general or local economic conditions and consumers’ discretionary spending habits. During periods of economic downturn or high inflation, consumers tend to shift their purchases to lower-priced or other perceived value offerings which may make it more difficult to sell more premium products and could result in a reduction in sales. We cannot, however, predict any future economic conditions, including trends in the rate of inflation or associated increases in our operating costs and how that may impact our business. To the extent inflation rates were to significantly exceed our ability to achieve price increases or cost savings, our financial condition and results of operations may be adversely affected.
Our business, financial condition, and results of operations may be materially adversely affected by various global macro-economic factors as well as geopolitical events and crises, such as public health emergencies and ongoing military conflicts.
We operate in many countries throughout the world. Economic and financial market conditions, including conditions resulting from public health emergencies, and geopolitical events, such as the ongoing military conflict between Israel and Hamas and escalating tensions in the Middle East, and the ongoing military conflict between Ukraine and Russia and related sanctions imposed by the U.S. Department of Treasury and other governing bodies in countries in which we conduct business, can create significant market volatility, uncertainty and economic disruption in the global economy or specific international, regional and domestic markets, that may adversely affect our business and results of operations. Economic or political instability, government intervention or civil unrest in countries and regions where we have manufacturing operations and where we source licorice root and intermediary licorice extract, which include our operations and raw materials suppliers in the People’s Republic of China, and raw materials suppliers in Central Asia, could have a material adverse effect on our Flavors & Ingredients business, results of operations and financial condition. We are continuing to monitor and assess the potential impact of various global macro-economic factors on our business. To the extent that our business, financial condition, liquidity or results of operations are adversely affected by economic and financial market conditions, tariffs, taxes, sanctions, inflationary pressures, public health emergencies and ongoing military conflicts, such events may also have the effect of heightening other risks described herein and in any future filings we make with the SEC.
If we fail to successfully implement our growth strategies on a timely basis, or at all, our ability to increase our revenue and operating profits could be materially and adversely affected.
We believe that our consumer-packaged goods are broadly known and followed in the U.S. and many other countries in which we operate. Our future success depends, in large part, on our ability to implement our growth strategies effectively. New products may be introduced into the market which could impact our net sales growth and our competitors with substantially greater resources than us may be more responsive to changes within the industry and be better equipped to introduce new products more quickly. Our ability to successfully expand our consumer packaged goods and ingredients brands and other growth strategies depends on, among other things, our ability to identify, and successfully cater to, new demographics and consumer trends, develop new and innovative products, identify and acquire additional product lines and businesses, secure shelf space in grocery stores, wholesale clubs and other retailers, increase consumer awareness of our brands, enter into distribution and other strategic arrangements with third-party retailers and other potential distributors of our products, and compete with numerous other companies and products. For example, substantial advertising and promotional expenditures may be required to maintain or improve our brands’ market positions or to introduce new products to the market, including through the use of engaging with non-traditional media, including consumer outreach through social media and web-based channels, which may be costly and may not prove successful. We may not be successful in reaching and maintaining the loyalty of new consumers to the same extent, or at all, as we have with our historical consumers. If we are unable to identify and capture new audiences and demographics, our ability to successfully integrate additional brands will be adversely affected. In addition, we consistently evaluate our product lines to determine whether or not to discontinue certain products which may increase our profitability but could reduce our sales and hurt our brands, and a reduction in sales of certain products could result in a reduction in sales of other products. Accordingly, we may not be able to successfully implement our growth strategies, expand our brands, or continue to maintain growth in our sales at our current rate, or at all. If we fail to implement our growth strategies or if we invest resources in growth strategies that ultimately prove unsuccessful, our sales and profitability may be negatively affected, which would materially and adversely affect our business, financial condition and results of operations.
Changes in consumer preferences could decrease our revenues and cash flow.
We are subject to the risks of evolving consumer preferences and nutritional and health-related concerns. To the extent that consumer preferences evolve away from low-calorie sweeteners, there will be a decreased demand for some of our Branded CPG products. Consumer perception that there are low-calorie tabletop and baking sweetener alternatives that are healthier or more natural could decrease demand for our products. A portion of our Flavors & Ingredients revenues are derived from the sale of licorice to worldwide confectioners. To the extent that consumer preferences shift away from licorice-flavored candy, operating results relating to the sale of licorice to worldwide confectioners could be impaired, which could have a material adverse effect on our business, financial condition and results of operations. In addition, a portion of our revenues are derived from the sale of licorice derivatives to food processors for use as flavoring or masking agents. To the extent that consumer preferences evolve away from products that use licorice derivatives, our operating results relating to the sale of licorice derivatives could be impaired, which could have a material adverse effect on our business, financial condition and results of operations.
We are heavily dependent on certain customers, suppliers, manufacturers, and other third parties.
The loss of or disruptions related to significant customers could result in a material reduction in sales or change in the mix of products we sell to a significant customer. In 2023, our top five Branded CPG customers accounted for approximately 31.0% of our Branded CPG net revenues. In 2023, our ten largest Flavors & Ingredients customers, four of which are manufacturers of tobacco products, accounted for approximately 59.6% of our Flavors & Ingredients net revenues. There can be no assurance that our customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past. This could materially and adversely affect our product sales, financial condition and results of operations.

Our Branded CPG business currently relies upon external manufacturers in the U.S., as well as internal manufacturing in the Czech Republic, a number of key tollers, external manufacturers, packaging suppliers, ingredient suppliers, and 3PL (logistics) vendors globally. There are a limited number of manufacturing service suppliers, ingredient and packaging suppliers with the capability and capacity to meet our strict product requirements effectively. Failure by any of these parties to manufacture, supply, or transport our products, as applicable, in accordance with applicable regulations and the terms and conditions of our agreements with each third party could result in inventory shortages or other impacts, which could negatively impact earnings and cash flows and impair our ability to operate our business. Additionally, we use exclusive distributors in certain jurisdictions for our products. Our Branded CPG segment would suffer disruption if these distributors were to fail to perform their expected services or to effectively represent us, which could adversely affect our business.
Our Flavors & Ingredients business is dependent on our relationships with suppliers of licorice raw materials (which includes licorice root, intermediary licorice extract and licorice derivatives). The licorice raw materials we purchase originate in Afghanistan, the Peoples’ Republic of China, Pakistan, Iraq, Azerbaijan, Uzbekistan, Turkmenistan, Kazakhstan, Tajikistan, Georgia, Armenia, Russia and Turkey. During 2023, one of our suppliers of licorice raw materials supplied approximately 32.1% of our total licorice raw materials purchases. We have an exclusive supply arrangement with a manufacturer of licorice extract and crude derivatives in Central Asia. The agreement expires in October 2025 and gives us the right to purchase all of the licorice products manufactured at the facility. Although alternative sources of licorice raw materials are available to us, we could incur higher costs if the supplier is unable to produce sufficient quantities of licorice raw materials at the quality levels required. If any material licorice raw materials supplier modifies its relationship with us, such a loss, reduction or modification could have a material adverse effect on our Flavors & Ingredients business, results of operations and financial condition.
Our Business is subject to transportation risks.
Our ability to obtain adequate and reasonably priced methods of transportation to distribute our products is a key factor to our success. Delays in transportation including weather-related delays, carrier capacity limitations, and extended interruptions could have a material adverse effect on our Branded CPG and our Flavors & Ingredients segments, financial condition and results of operations. Further, higher fuel costs and increased line haul costs due to industry capacity constraints and customer delivery requirements could also negatively impact our financial results. We cannot be sure that we would be able to transport or distribute our products by alternative means if we were to experience an interruption due to labor strikes, natural disasters, epidemics or pandemics, political conflicts, civil unrest or otherwise, in a timely and cost-effective manner.
Negative information, including inaccurate information, about us on social media may harm our reputation and brand, which could have a material and adverse effect on our business, financial condition and results of operations.
Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted which may result in increased scrutiny by consumers, third parties, the media, governments, stockholders and other stakeholders. Information concerning our business and/or products, including public health concerns, illness, safety, security breaches of confidential consumer or employee information, employee related claims relating to alleged employment discrimination, health care and benefit issues or government or industry findings about our retailers, distributors, manufacturers or others across the industry supply chain may be posted on such platforms at any time. Negative views regarding our products have been posted on various social media platforms, may continue to be posted in the future, and are outside of our control. Regardless of their accuracy or authenticity, such information and views may adversely impact our interests and may harm our reputation and brand without any opportunity for redress or correction. The risks associated with any such negative publicity cannot be eliminated and may materially and adversely affect our business, financial condition and results of operations.
Our international operations involve the use of foreign currencies, which subjects us to exchange rate fluctuations and other currency risks.
The revenues and expenses of our international operations generally are denominated in local currencies, which subject us to exchange rate fluctuations between such local currencies and the U.S. dollar. These exchange rate fluctuations subject us to currency translation risk with respect to the reported results of our international operations, as well as to other risks associated with international operations. In the future, we could experience fluctuations in financial results from our operations outside of the U.S., and there can be no assurance we will be able, contractually or otherwise, to reduce the currency risks associated with our international operations.

Inability to protect our trademarks and other proprietary rights could damage our competitive position.
Any infringement or misappropriation of our intellectual property could damage its value, dilute the value of our brand in the marketplace and limit our ability to compete. We rely on copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property. We may have to engage in litigation to protect our rights to our intellectual property, which could result in significant litigation costs and require significant amounts of management’s time. One or more adverse judgments with respect to these intellectual property rights could negatively impact our ability to compete and could adversely affect our results of operations and financial condition. We believe that the formulas and blends for our products are trade secrets. We rely on security procedures and confidentiality agreements to protect this proprietary information; however, such agreements and security procedures may be insufficient to keep others from acquiring this information. The laws of some countries do not protect proprietary rights to the same extent as the laws of the U.S., and mechanisms for enforcement of intellectual property rights in some foreign countries may be inadequate. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our technology and intellectual property.
If we fail to comply with the many laws applicable to our business, we may incur significant fines and penalties.
Our facilities and products are subject to laws and regulations administered by the FDA, the Environmental Protection Agency, and other federal, state, local, and foreign governmental agencies relating to the processing, packaging, storage, distribution, advertising, labeling, quality, and safety of food products. Our failure to comply with applicable laws and regulations could subject us to administrative penalties and injunctive relief, civil remedies, including fines, injunctions and recalls of our products, and negative publicity. Any new legislation or regulations enacted in the future in domestic and foreign jurisdictions, including, without limitation, changes in food and drug laws, accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws, or any changes in how existing or future laws or regulations are enforced, administered or interpreted, as well as any material cost incurred in connection with liabilities or claims from these regulations may lead to an increase in costs, which could have a material adverse effect on our business, our consolidated financial condition, results of operations and/or liquidity.
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
We are subject to taxes in the U.S. and certain foreign jurisdictions. Due to economic and political conditions, tax rates in various jurisdictions, including the U.S., may be subject to change. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws or their interpretation. In addition, we may be subject to income tax audits by various tax jurisdictions. Although we believe our income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution by one or more taxing authorities could have a material impact on the results of our operations.
Information security events, or real or perceived errors, failures, or bugs in our systems; other technology disruptions; or failure to comply with laws and regulations relating to information security could negatively impact our business, our reputation and our relationships with customers.
Our continued success depends in part on our systems, applications, and software continuing to operate to meet our business demands. We rely on information technology systems and infrastructure for substantially all aspects of our business operations. Our business involves the storage and transmission of confidential information and intellectual property, including information pertaining to consumers, vendors, distributors, and suppliers, and employees. We also may maintain financial and strategic information about us and our business partners. Such use gives rise to cybersecurity risks, including security incidents, espionage, system disruption through material errors, failures, vulnerabilities, or bugs, theft, and inadvertent release of information. Our technology and information systems may be subject to computer viruses or malicious code, break-ins, phishing impersonation attacks, attempts to overload our servers with denial-of-service or other attacks, ransomware, and similar incidents or disruptions from unauthorized access or use of our computer systems, as well as unintentional incidents causing data leakage, any of which could lead to interruptions, delays, or website shutdowns, disable or otherwise cripple our operations. The breadth and scope of this threat has grown over time, and the techniques and sophistication used to conduct cyber-attacks, as well as the sources and targets of the attacks, change frequently. While we invest time, effort and capital resources to secure our key systems and networks, there can be no assurance that we will be successful in preventing or responding to all such attacks.
The theft, destruction, loss, misappropriation, misuse, or release of sensitive or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, reputational harm, violation of privacy laws, loss of customers, and liability, all of which could have a material adverse effect on our business, operating results, and financial condition. Additionally, as a result of a security incident, we could be subject to demands, claims, and litigation by private parties and investigations, related actions, and penalties by regulatory authorities. Moreover, we could incur significant costs in notifying affected persons and entities and otherwise complying with the multitude of laws and regulations relating to the unauthorized access to, or acquisition, use, or disclosure of personal information.
If we are, or a third party on which we rely is, subject to a successful cyber-attack, we may suffer damage to our key systems and/or data that could interrupt our operations, adversely impact our reputation and brands and expose us to increased risks of governmental investigation, litigation and other liability, any of which could adversely affect our business. Furthermore, responding to such an attack and mitigating the risk of future attacks could result in additional operating and capital costs in systems technology, personnel, monitoring and other investments.
Our operations depend on the continuing and efficient operation of our information technology, communications systems and infrastructure, and on cloud-based platforms, including platforms operated by vendors. Any of these systems and infrastructure are vulnerable to damage or interruption from earthquakes, vandalism, sabotage, terrorist attacks, floods, fires, power outages, telecommunications failures, computer viruses or other deliberate attempts to harm the systems. The occurrence of a natural or intentional disaster, any decision to close a facility we are using without adequate notice, or particularly an unanticipated problem at a cloud- based virtual server facility, could result in harmful interruptions in our service, resulting in adverse effects to our business. Although we have invested in the protection of data and information technology, there can be no assurances that our efforts will protect us against significant breakdowns, breaches in our systems, or other cyber incidents that could have a material adverse effect on our reputation, business, operations, or financial condition of the company.

Our collection, use, and disclosure of information, including personal information, is subject to federal, state and foreign privacy and information security regulations and binding industry standards; new or changed regulations could impose significant costs to our operation and failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm.
We are subject to numerous federal, state, and local laws, rules, and regulations relating to the collection, processing, storing, sharing, disclosure, use, and security of personal information and other data. We are or may in the future be subject to contractual obligations to protect data. We may incur significant expenses to comply with the laws, regulations, and other obligations that apply to us. Additionally, the privacy- and data protection-related laws, rules, and regulations applicable to us may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Further, new laws, rules, and regulations could be enacted with which we are not familiar or with which our practices do not comply.
Approximately one-fifth of U.S. states have passed omnibus privacy laws that are or will go into effect within the next several years. These laws apply or may apply to us in the future as we grow and expand, and other jurisdictions are considering imposing additional restrictions. To the extent that certain of these laws are applicable to us, and to the extent that other states enact laws in the future that are or may be applicable to us, we will need to expend resources to evaluate such regulations and implement compliance solutions. If we engage in email marketing or certain telemarketing activities, we will be subject to issue-specific laws pertaining to the use of information, including laws on marketing and advertising, such as the Telephone Consumer Protection Act and the Telemarketing Sales Rule and the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, and their state counterparts.
Further, given our operations outside of the U.S., including in the EU, we are subject to certain risks in connection with the requirements of the General Data Protection Regulation (E.U.) 2016/679, and other data protection regulations. Any failure or perceived failure by us to comply with privacy or data protection laws, policies, or industry standards or any security incident that results in the unauthorized release of personal information may result in governmental enforcement actions and investigations, fines and penalties, litigation and/or adverse publicity, including by consumer advocacy groups, and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Such failures could have a material adverse effect on our financial condition and operations. If the third parties we work with violate applicable laws, contractual obligations or suffer a security incident, such violations may also put us in breach of our obligations under privacy laws and regulations and/or could in turn have a material adverse effect on our business.
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
Product liability claims, product recalls and health-related allegations could adversely affect our business reputation and financial results.
The sale of food products for human consumption involves the risk of injury to consumers, which could result from tampering by unauthorized third parties; product contamination; the presence of foreign objects, substances, chemicals and other agents; or residues introduced during the manufacturing, packaging, storage, handling or transportation phases. Some of the products we sell are produced for us by third parties and such third parties may not have adequate quality control standards to ensure that such products are not adulterated, misbranded, contaminated or otherwise defective. Any of the above circumstances could necessitate a voluntary or mandatory recall, a need to change a product’s labeling or other consumer safety concerns. Any widespread product recall, whether voluntary or mandatory, may result in significant loss due to the costs of a recall, related legal claims, including claims arising from bodily injury or illness caused by our products, the destruction of product inventory, lost sales due to product unavailability, or unfavorable change in customer sentiment toward our products. In addition, we license our brands for use on products produced and marketed by third parties, for which we receive royalties. We, as well as the manufacturers of our products, may be subject to claims made by consumers as a result of products manufactured by these third parties which are marketed under our brand names.

Consumption of adulterated products may cause serious illnesses and we may be subject to claims or lawsuits relating to such matters. Even an inadvertent shipment of adulterated products is a violation of law and may lead to an increased risk of exposure to product liability claims, product recalls and increased scrutiny by federal and state regulatory agencies. Such claims or liabilities may not be covered by our insurance or by any rights of indemnity or contribution which we may have against third parties. In addition, the negative publicity surrounding any assertion that our products caused illness or injury could have a material adverse effect on our reputation with existing and potential consumers and on our brand image, all of which could negatively impact our earnings and cash flows. For example, allegations have been made that natural and artificial sweeteners lead to various health problems. Although we believe that we have been successful in presenting scientific evidence to dispute these claims and restore consumer confidence in the face of each of these claims, there can be no assurance that we will be similarly successful if new health-related allegations are made in the future. Furthermore, actions by the FDA and other federal, state or local agencies or governments, domestically or abroad, may impact the acceptability and public perception of or access to certain sweeteners. If consumers lose confidence in the safety of our products, regardless of the accuracy or scientific support for such claims, our sales and margins would be negatively impacted.
Our business is heavily dependent on sales to the worldwide tobacco industry, and negative developments and trends within the tobacco industry could have a material adverse effect on our business, financial condition and results of operations.
In 2023, approximately 31.6% of our Flavors & Ingredients sales and 7.2% of our consolidated net revenues were to the worldwide tobacco industry for use as tobacco flavor enhancing and moistening agents in the manufacture of American blend cigarettes, moist snuff, chewing tobacco and pipe tobacco. Continued negative developments and trends within the tobacco industry including evolving public attitudes toward tobacco products, an increased emphasis on the public health aspects of tobacco product consumption, increases in excise and other taxes on tobacco products and an expansion of tobacco regulations in a number of countries have contributed significantly to a worldwide decline in consumption, which could have a material adverse effect on our Flavors & Ingredients business, financial condition and results of operations.
Additionally, the tobacco industry has been subject to increased governmental taxation and regulation and in recent years has been subject to substantial litigation and these trends are likely to continue and will likely negatively affect tobacco product consumption and tobacco product manufacturers. Producers of tobacco products are subject to regulation in the U.S. at the federal, state and local levels, as well as in foreign countries. The U.S. government has expressly prohibited the use of characterizing flavors (other than tobacco or menthol) in cigarettes. The FDA also has the power to limit the type or quantity of additives that may be used in the manufacture of tobacco products in the U.S., which expressly includes prohibiting menthol in cigarettes. This power has been extended to include e-cigarettes and other electronic nicotine delivery systems (“ENDS”), either through the issuance of a product standard or through review of premarket tobacco product applications. Actions by the FDA and other federal, state or local agencies or governments may impact the acceptability of or access to tobacco products, limit consumer choice as to tobacco products, delay or prevent the launch of new or modified tobacco products, or enact other measures that would otherwise significantly increase the cost of doing business. For example, FDA may require a recall as a result of product contamination; issue a rulemaking that bans menthol in cigarettes (which is currently proposed); determine that one or more new tobacco products do not satisfy the statutory requirements for substantial equivalence; withdraw a marketing authorization after determining that removal is necessary for the protection of public health; restrict communications to tobacco consumers; or otherwise significantly increase the cost of doing business, or restrict or prevent the use of specified tobacco products in certain locations or the sale of tobacco products by certain retail establishments.
Similarly, countries outside the U.S. have rules restricting the use of various ingredients in tobacco products. In 2005, the World Health Organization promulgated its Framework Convention for Tobacco Control (the “FCTC”). The FCTC is the first international public health treaty and establishes a global agenda for tobacco regulation in order to limit the use of tobacco products. More than 160 countries, as well as the EU, have become parties to the FCTC. In November 2010, the governing body of the FCTC issued guidelines that provide non-binding recommendations to restrict or ban flavorings and additives that increase the attractiveness of tobacco products and require tobacco product manufacturers to disclose ingredient information to public health authorities who would then determine whether such ingredients increase attractiveness. Future tobacco product regulations may be influenced by these FCTC recommendations. The EU and individual governments are also considering regulations to further restrict or ban various cigarette ingredients. For example, pursuant to the Tobacco Products Directive (“TPD”), a directive of the EU that places limits on the sale and merchandising of tobacco and tobacco related products in member countries, European Union regulators are currently evaluating the health effects of 15 ingredients, including licorice, used in tobacco products. Earlier this year, France also proposed a ban of all disposable ENDS products, and Britain’s government proposed banning younger generations from ever buying cigarettes.

Over the years, there has been substantial litigation between tobacco product manufacturers and individuals, various governmental units and private health care providers regarding increased medical expenditures and losses allegedly caused by use of tobacco products. There may be an increase in health-related litigation against the tobacco industry, and it is possible that Mafco Worldwide, as a supplier to the tobacco industry, may become a party to such litigation, which, if successful, could have a material adverse effect on our Flavors & Ingredients business.
The tobacco business, including the sale of cigarettes and smokeless tobacco, has been subject to federal, state, local and foreign excise taxes for many years. In recent years, federal, state, local and foreign governments have increased such taxes as a means of both raising revenue and discouraging the consumption of tobacco products. New proposals to increase taxes on tobacco products are also regularly introduced in the U.S. and foreign countries. Additional taxes may lead to an accelerated decline in tobacco product sales. We are unable to predict whether there will be additional price or tax increases for tobacco products or the size of any such increases, or the effect of other developments in tobacco regulation or litigation or consumer attitudes on further declines in the consumption of either tobacco products containing licorice extract or on sales of licorice extract to the tobacco industry. Further material declines in sales to the tobacco industry are likely to have a significant negative effect on the financial performance of our Flavors & Ingredients business.
Changes in, or interpretations of, regulations regarding licorice or its components may reduce our sales and profits.
Restrictions on certain licorice components vary worldwide, as countries, or states may have varying limits on specific components. Regulations issued by state, federal and foreign governments and agencies and any modification to interpretation and/or enforcement of those regulations, may impact the potential markets for our Flavors & Ingredients products. As further research is conducted on raw materials and testing technology and capabilities increase, additional items may be identified within the natural licorice matrix which may reduce the demand of our Flavors & Ingredients products. Our Flavors & Ingredients products are currently marketed as natural flavors in the U.S. and other major markets. As the definition of “natural” varies throughout the world, changes in worldwide governmental regulatory agency definitions of natural may impact the potential market for our Flavors & Ingredients products. EU regulators are currently evaluating the health effects of 15 ingredients, including licorice, used in tobacco products pursuant to the TPD, a directive that places limits on the sale and merchandising of tobacco and tobacco related products in member countries. An adverse recommendation by the EU to reduce or eliminate the use of licorice in cigarettes sold in the EU would have a negative impact on our revenues and operations in Europe. While the EU has not enacted any new rules or regulations regarding the inclusion of licorice as an additive in cigarettes, in recent years, our sales of licorice to be used in tobacco products to be sold in Europe have declined.
Though the price of licorice raw materials was generally stable in 2023, the price of licorice raw materials is affected by many factors, including monetary fluctuations and economic, political and weather conditions, natural or man-made disasters, consumer demand and changes in governmental trade or agriculture programs in countries where our flavors and ingredients suppliers are located. For example, we import licorice raw materials from various countries and export products from the U.S., France and China, therefore the imposition of tariffs by a country from which we import goods or to which we export goods could result in increased costs of production and higher prices and reduced demand for our Flavors & Ingredients products. Although we often enter into purchase contracts for these products, significant or prolonged increases in the prices of licorice raw materials could have a material adverse effect on our Flavors & Ingredients business, results of operations and financial condition.
Risks Related to Our Capital Structure
Our substantial indebtedness could adversely affect our financial condition and we may incur additional debt.
The total indebtedness under our credit facility as of December 31, 2023 was $421.7 million, net of unamortized discounts. The obligations under our credit facilities are guaranteed by certain direct or indirect wholly-owned domestic subsidiaries of ours. Our credit facilities are secured by substantially all of our personal property and the guarantor subsidiaries (in each case, subject to certain exclusions and qualifications). We are also permitted, under the terms of our credit facilities, to incur additional indebtedness, both under our credit facilities and otherwise. If such additional indebtedness is incurred, we may exacerbate the risks of our indebtedness described herein.
We intend to comply with the terms and financial covenants in our credit facilities for the foreseeable future, however, there can be no assurance that we will be able to comply with all of these covenants at all times. Our existing substantial indebtedness and any future indebtedness, if incurred, could:
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
Our ability to meet expenses and debt service obligations will depend on our future performance, which will be affected by financial, business, economic and other factors, including potential changes in consumer and customer preferences and behaviors, the success of product and marketing innovation and pressure from competitors. If we do not generate enough cash to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, reduce or delay capital expenditures, borrow more money or issue additional equity.
Our credit facilities contain financial and other covenants. The failure to comply with such covenants could have an adverse effect.
Our credit facilities contain certain financial and other covenants, and limitations on our and our subsidiaries’ ability to, among other things, incur additional indebtedness and make guarantees; incur liens on assets; engage in mergers or consolidations, dissolutions or other fundamental changes; sell assets; pay dividends and distributions or other restricted payments or repurchase stock; make investments, loans and advances, including acquisitions; amend organizational documents or other material agreements; enter into certain agreements that would restrict our and our subsidiaries’ ability to pay dividends; repay certain junior, unsecured or subordinated indebtedness; issue certain equity; engage in certain activities; and engage in certain transactions with affiliates, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. Any failure to comply with the restrictions of our credit facilities may result in an event of default under the credit facilities. Our credit facilities bear interest at variable rates. If market interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flow.
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
•commencement of, or involvement in, litigation involving the company;
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
Our Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, other employees, agents or stockholders to us or our stockholders, or any claim for aiding and abetting such alleged breach, (iii) any action asserting a claim against us or any of our directors, officers, other employees, agents or stockholders arising pursuant to any provision of Delaware’s General Corporation Law (DGCL), our Certificate of Incorporation, our Bylaws or any action asserting a claim against us or any of our directors, officers, other employees, agents or stockholders governed by the internal affairs doctrine must be brought in the Delaware Court of Chancery, unless the Delaware Court of Chancery determines that there is an indispensable party not subject to its jurisdiction (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), jurisdiction is exclusively vested in a court or forum other than the Delaware Court of Chancery, the Court of Chancery does not have subject matter jurisdiction, or the case arises under federal securities laws, including the Securities Act of 1933 (the “Securities Act”). Those provisions of the Certificate of Incorporation will not apply to suits brought to enforce any liability or duty created by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or any other claim for which the U.S. federal district courts shall be the sole and exclusive forum.
Any person or entity acquiring any interest in any shares of our capital stock will be deemed to have notice of and to have consented to the forum provisions in the Certificate of Incorporation. This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, stockholders, agents or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of the Certificate of Incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.
Delaware law, the Certificate of Incorporation and Bylaws contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
Our Certificate of Incorporation and the DGCL contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the Board which could depress the trading price of our stock and also make it difficult for stockholders to take certain actions, including electing directors or taking other corporate actions, including effecting changes in management.
Among other things, the Certificate of Incorporation and Bylaws include provisions regarding:
•The ability of the Board to issue “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•The limitation of the liability of, and the indemnification of, our directors and officers;
•The right of the Board to elect a director to fill a vacancy created by the expansion of the Company Board or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies;
•The requirement that a special meeting of stockholders may be called only by Board or the chairman of the Board, which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;
•Controlling the procedures for the conduct and scheduling of the Board and stockholder meetings;

•The ability of the Board to amend the Bylaws, which may allow the Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the Bylaws to facilitate an unsolicited takeover attempt; and
•Advance notice procedures with which stockholders must comply to nominate candidates to the Company Board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the Board and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in the Company Board or management. Any provision of the Certificate of Incorporation, Bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for stockholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our common stock.
Risks Related to the Merger
We may fail to consummate the Merger, and uncertainties related to the consummation of the Merger may have a material adverse effect on our business, results of operations and financial condition and negatively impact the price of our common stock.
The Merger is subject to the satisfaction of a number of conditions beyond our control. Failure to satisfy these conditions could prevent or delay the completion of the Merger. Further, regulators may impose conditions, obligations or restrictions on the Merger that may have the effect of delaying or preventing its completion. If the Merger does not close, we may suffer other consequences that could adversely affect our business, financial condition, operating results, and stock price, and our stockholders would be exposed to additional risks, including, but not limited to:
•potential decrease in the market price of our common stock, to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed;
•reduced investor confidence, stockholder litigation, and adverse impacts to relationships with existing and prospective customers, service providers, investors, lenders and other business partners. and key personnel;
•significant expenses for professional services in connection with the Merger for which we will have received little or no benefit if the Merger is not consummated;
•any disruptions to our business resulting from the announcement and pendency of the Merger may continue or intensify in the event the Merger is not consummated or is significantly delayed; and
•the requirement that we pay a termination fee under certain circumstances.
In addition, the efforts and costs to satisfy the closing conditions of the Merger may place a significant burden on management and internal resources, and the Merger and related transactions, whether or not consummated, may result in a diversion of management’s attention from day-to-day operations. Any significant diversion of management’s attention away from ongoing business and difficulties encountered in the Merger process could have a material adverse effect on our business, results of operations and financial condition.
We are subject to various uncertainties and interim covenants while the Merger is pending, which could disrupt our relationships with third parties and employees, divert management’s attention, or result in negative publicity or legal proceedings, any of which could have a material adverse effect on our business, results of operations and financial condition.
We have expended, and continue to expend, significant management time and resources in an effort to complete the Merger. Uncertainty about the pendency of the Merger and the effect of the Merger on employees, customers and other third parties who deal with us may impair our ability to attract, retain and motivate key personnel or cause customers and other third parties who deal with us to seek to change existing business relationships with us or fail to extend an existing relationship with us, either of which could have a material adverse effect on our business, results of operations, financial condition and market price of our common stock.

The pendency of the Merger may also result in negative publicity and a negative impression of us in the financial markets and may lead to litigation against us and our directors and officers. Litigation is very common in connection with the sale of public companies, regardless of whether the claims have any merit. Such litigation would be distracting to management and, may, in the future, require us to incur significant costs. Further, one of the conditions to consummating the Merger is that no material order preventing or materially delaying the consummation of the Merger shall have been issued by any court. Consequently, if any lawsuit challenging the Merger is successful in obtaining an order preventing the consummation of the Merger, that order may delay or prevent the Merger from being completed. While we will evaluate and defend against any lawsuits, the time and costs of defending against litigation relating to the Merger may adversely affect our business.
Further, the Merger Agreement generally requires us to operate our business in the ordinary course, subject to certain exceptions, including as required by applicable law, pending consummation of the Merger, and subjects us to customary interim operating covenants that restrict us from taking certain specified actions until the Merger is completed or the Merger Agreement is terminated in accordance with its terms. These restrictions could prevent us from pursuing certain business opportunities that may arise prior to the consummation of the Merger and may affect our ability to execute our business strategies and attain financial and other goals and may impact our financial condition, results of operations and cash flows. The occurrence of any of these events individually or in combination could have a material and adverse effect on our business, financial condition and results of operations.
The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire us for greater consideration than what Parent has agreed to pay pursuant to the Merger Agreement.
The Merger Agreement contains provisions that make it more difficult for us to sell our business to a party other than Parent. Under the terms of the Merger Agreement, the Company is subject to a customary “no-shop” provision that restricts the Company and its representatives from soliciting a Takeover Proposal (as defined in the Merger Agreement) from third parties or providing information to or participating in any discussions or negotiations with third parties regarding any Takeover Proposal, subject to certain exceptions. These restrictions, including the added expense of the termination fees that may become payable by us in certain circumstances, might discourage a third party that has an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition, even if that party were prepared to pay consideration with a higher per share value than the consideration payable in the Merger pursuant to the Merger Agreement.
We will continue to incur substantial transaction-related costs in connection with the Merger and we may, under certain circumstances, be obligated to pay a termination fee to Parent if the Merger Agreement is terminated.
We have incurred significant legal, advisory and financial services fees in connection with Merger. We have incurred, and expect to continue to incur, additional costs in connection with the satisfaction of the various conditions to closing of the Merger, including seeking approval from our stockholders and from applicable regulatory agencies. If there is any delay in the consummation of the Merger, these costs could increase significantly. Further, if the Merger is not completed, in certain circumstances, we could be required to pay a termination fee of $20 million. Payment of any such termination fee may require us to use available cash that would have otherwise been available for general corporate purposes or other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations or financial condition, which in turn would materially and adversely affect the price of our common stock.
If the Merger is consummated, our stockholders will not be able to participate in any further upside to our business.
If the Merger is consummated, our stockholders will receive $4.875 in cash per share of common stock owned by them, without interest, and will not receive any equity interests of Parent. As a result, if our business following the Merger performs well, our current stockholders will not receive any additional consideration and will therefore not receive any benefit from any such future performance of our business.
Item 1B.    Unresolved Staff Comments.
None.

Item 1C.    Cybersecurity.
We maintain a comprehensive process for assessing, identifying, and managing material risks from cybersecurity threats. Our cybersecurity risk management processes include security controls, monitoring systems, employee training, and cybersecurity risk insurance. Our processes include overseeing and identifying risks from cybersecurity threats associated with the use of tools and services from third-party providers.
We conduct quarterly assessments to identify cybersecurity threats. Based on these assessments, we design, implement and maintain risk-based controls to protect our information, our information systems and our business operations, address any identified gaps in existing controls, update existing controls, as necessary, and monitor the effectiveness of our controls. We have allocated adequate resources and have designated appropriate personnel, including our Global IT Senior Director, to manage the cybersecurity risk management process and engage with consultants, auditors, and other third parties in connection with our cybersecurity risk management process. Senior leadership, including our Global IT Senior Director who has extensive cybersecurity knowledge and skills gained from 20 years of work experience, is responsible for our overall enterprise risk management program and has integrated the cybersecurity risk management processes into the overall enterprise risk management program.
The Board of Directors, in coordination with the Audit Committee, oversees the Company’s enterprise risk management processes, including the management of risks arising from cybersecurity threats. The Audit Committee generally receives quarterly reports from our Global IT Senior Director regarding cybersecurity risks, which may address a range of topics including recent developments, risk assessments, third-party and independent reviews and technology trends. We have protocols in place by which certain cybersecurity incidents that meet established reporting thresholds are escalated internally, and as appropriate, reported to the Audit Committee or Board in a timely manner.
The Global IT Senior Director oversees the Company’s incident response plan and related processes designed to assess and manage material risks from cybersecurity threats. The Company’s Global IT Senior Director also coordinates with internal audit and other third parties to assess and manage material risks from cybersecurity threats and is responsible for informing the Audit Committee of cybersecurity incidents that may be material.
In the three year period ending December 31, 2023, we have not experienced any material cybersecurity incidents, and expenses incurred from cybersecurity incidents were immaterial. For additional information regarding whether risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition, see Item 1A. Risk Factors — “Risks Related to Our Business,” included in this Annual Report on Form 10-K.
Item 2.    Properties.
As of December 31, 2023, our facilities included 28 office, manufacturing, warehousing and administration facilities. Fifteen of these facilities are located in the United States in eight states, and the remaining locations are outside the U.S., primarily in Europe and Asia and, to a lesser extent, in Latin America and the Middle East. These facilities cover approximately 1,675,000 square feet, of which approximately 223,000 square feet are owned and 1,452,000 square feet are leased.
We produce a majority of our Branded CPG products at a production facility that we currently operate in Teplice, Czech Republic and at various external manufacturers throughout the world. We produce our Flavors & Ingredients products at production facilities we currently own or operate in Richmond, Virginia, Zhangjiagang, China, Shanghai, China, Gardanne, France and Camden, New Jersey.
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
Holders
On March 11, 2024, there were approximately 16 holders of record of our common stock, which does not include the number of persons whose stock is in nominee or “street” name accounts through brokers.
Securities Authorized for Issuance Under Equity Compensation Plans
See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Performance Graph
The following stock performance graph compares the cumulative total return of our common stock since it began trading on the NASDAQ on June 25, 2020 through December 31, 2023 with the cumulative total return of the S&P 500 Index and the S&P 1500 Packaged Foods & Meats Index. The graph assumes the value of the investment in our common stock and each index was $100 on June 25, 2020 and assumes reinvestment of any dividends. The stock price performance below is not necessarily indicative of future stock price performance.

$200.00
$150.00
$100.00
$50.00
$—
6/25/2020
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Whole Earth Brands, Inc.
S&P 500
S&P Composite 1500 Packaged Foods & Meats Index

Company Name / Index	June 25, 2020	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
Whole Earth Brands, Inc.	$100.00	$107.92	$106.34	$40.30	$33.76
S&P 500	$100.00	$122.84	$158.11	$129.47	$163.51
S&P Composite 1500 Packaged Foods & Meats Index	$100.00	$110.00	$124.34	$134.50	$125.26
Item 6.    Reserved.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the other sections of this Annual Report on Form 10-K, including “Item 1. Business,” and our audited consolidated financial statements and notes thereto.
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

Agreement and Plan of Merger
On February 12, 2024, we entered into the Merger Agreement with Parent and Merger Sub. Upon the terms and subject to the conditions set forth in the Merger Agreement, upon the closing of the transaction, Merger Sub is expected to merge with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of Parent. See Note 18 to our audited consolidated financial statements for more information on the Merger Agreement and the Merger.
Significant Acquisitions
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
In connection with the closing of the Wholesome Transaction, on February 5, 2021, we and certain of our subsidiaries entered into an amendment and restatement agreement (the “Amendment Agreement”) with Toronto Dominion (Texas) LLC, as administrative agent, and certain lenders signatory thereto, which amended and restated its existing senior secured loan agreement dated as of June 25, 2020 (as amended on September 4, 2020, the “Existing Credit Agreement,” and as further amended by the Amendment Agreement, the “Amended and Restated Credit Agreement”), by and among Toronto Dominion (Texas) LLC, as administrative agent, certain lenders signatory thereto and certain other parties. See Note 7 to our audited consolidated financial statements for further description of the Amended and Restated Credit Agreement.
Inflation and Supply Chain Impact
During 2023, we have continued to experience inflationary cost increases in raw materials and transportation costs; however, we have recently seen a stabilization in certain of these costs. These cost increases have resulted in, and could continue to result in, negative impacts to our results of operations. However, we continue to monitor the inflationary environment and impacts on our operations and have taken measures to mitigate the impact of these inflationary pressures.
Other Events
In connection with an investigation conducted under the supervision of the Audit Committee of the Company’s Board of Directors (the “Audit Committee”), the Audit Committee, based upon information from independent investigative counsel to the Audit Committee, determined that the most recent former chief executive officer of the Company, and the most recent former chief financial officer of the Company at the request of such former chief executive officer of the Company, disclosed to representatives of the largest stockholder of the Company material non-public information belonging to the Company without a non-disclosure agreement and in violation of the Company’s internal policies. The Company has received a written Affidavit Certification from such stockholder that, notwithstanding receipt of such material non-public information, such stockholder and its affiliates did not trade in any Company securities, did not direct any other party to trade in any Company securities and did not disclose such material non-public information to any third party, in each case, prior to the public disclosure of such information by the Company. The investigation was ongoing as of December 31, 2023 but subsequently concluded prior to the date of this filing.
Notwithstanding the above, we have concluded that the audited consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
The Nominating and Governance Committee of the Company’s Board of Directors, with input and guidance from the Audit Committee and based upon information from independent investigative counsel to the Audit Committee, is considering appropriate modifications to the Company’s policies and procedures regarding disclosure of the Company’s information.

Results of Operations
Consolidated
(In thousands of dollars)

	Year Ended			Change
	December 31, 2023	December 31, 2022	December 31, 2021	23-22	22-21
Product revenues, net	$550,913	$538,272	$493,973	+2.3%	+9.0%
Cost of goods sold	407,236	398,060	335,218	+2.3%	+18.7%
Gross profit	143,677	140,212	158,755	+2.5%	-11.7%

Selling, general and administrative expenses	102,354	99,735	113,141	+2.6%	-11.8%
Amortization of intangible assets	18,698	18,623	18,295	+0.4%	+1.8%
Goodwill impairment charges	7,230	46,500	—	-84.5%	*
Restructuring and other expenses	—	—	4,503	*	*

Operating income (loss)	15,395	(24,646)	22,816	*	*

Interest expense, net	(43,974)	(30,600)	(24,589)	+43.7%	-24.4%
Loss on extinguishment and debt transaction costs	—	—	(5,513)	*	*
Other (expense) income, net	(3,188)	2,283	225	*	*
Loss before income taxes	(31,767)	(52,963)	(7,061)	-40.0%	*
Provision (benefit) for income taxes	6,329	5,789	(7,144)	+9.3%	*
Net (loss) income	$(38,096)	$(58,752)	$83	-35.2%	*

* Represents positive or negative change equal to, or in excess of 100%
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Product revenues, net. Product revenues, net for the year ended December 31, 2023 were $550.9 million, an increase of $12.6 million, or 2.3%, from $538.3 million for the year ended December 31, 2022 due to a $9.0 million increase in product revenues at Flavors & Ingredients and a $3.6 million increase in product revenues at Branded CPG. The increase in Flavors & Ingredients revenues was primarily driven by volume growth and price increases, as further discussed below. The increase in Branded CPG revenues was primarily a result of price increases, partially offset by declines in volume and unfavorable impacts from foreign exchange, as further discussed below.
Cost of goods sold. Cost of goods sold for the year ended December 31, 2023 was $407.2 million, an increase of $9.2 million, or 2.3%, from $398.1 million for the year ended December 31, 2022. The increase was primarily due to higher sales, higher raw materials costs due to inflationary pressures and the sale of higher cost inventory resulting from increased freight and warehousing costs, as well as $2.5 million of favorable purchase accounting adjustments related to inventory revaluations that did not reoccur in 2023 as all inventory revaluation purchase accounting adjustments were fully amortized as of June 30, 2022, partially offset by a decline in costs associated with the supply chain reinvention at Branded CPG.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2023 were $102.4 million, an increase of $2.6 million, or 2.6%, from $99.7 million for the year ended December 31, 2022. The increase was primarily due to a $2.0 million increase in stock-based compensation expense, $1.9 million of costs associated with the Company’s strategic review, a $1.7 million impairment of fixed assets related to idled production lines and a $0.4 million right-of-use lease asset impairment both related to our Decatur, Alabama operation that was shut down, a $0.8 million increase in amortization of capitalized software implementation costs, a $0.7 million increase in severance and related expenses and a $0.6 million increase in service contract costs, partially offset by a $2.7 million decline in bonus expense, which includes a favorable adjustment to prior year bonus accruals, a $1.6 million decrease in commission expense, a $0.8 million decrease in salary expense and a $0.7 million decline in acquisition related transaction expenses that did not reoccur in 2023.
Amortization of intangible assets. Amortization of intangible assets for the year ended December 31, 2023 was essentially unchanged compared to the year ended December 31, 2022.
Goodwill impairment charges. Goodwill impairment charges were $7.2 million for the year ended December 31, 2023 compared to $46.5 million for the year ended December 31, 2022. At December 31, 2023, the Company determined that the carrying value of the IMEA reporting unit within Branded CPG exceeded its respective fair value and as a result, recognized a non-cash goodwill impairment charge of $7.2 million. At December 31, 2022, the Company determined that the carrying values of the North America and LATAM reporting units within Branded CPG exceeded their respective fair values and as a result, the Company recognized non-cash goodwill impairment charges of $42.5 million related to the North America reporting unit and $4.0 million related to the LATAM reporting unit.
Interest expense, net. Interest expense, net for the year ended December 31, 2023 was $44.0 million, an increase of $13.4 million, or 43.7%, from $30.6 million for the year ended December 31, 2022. The increase was primarily due to rising interest rates during the year ended December 31, 2023 compared to the year ended December 31, 2022.
Other (expense) income, net. Other (expense) income, net for the year ended December 31, 2023 was expense of $3.2 million, compared to income of $2.3 million for the year ended December 31, 2022. The change was primarily due to a $3.3 million increase in foreign exchange losses, a $1.2 million reduction in the non-operating gain on the change in the fair value of warrant liabilities and the prior year included a $1.1 million gain related to the settlement of the Wholesome acquisition earn-out.
Provision (benefit) for income taxes. The provision for income taxes for the year ended December 31, 2023 was $6.3 million which relates primarily to current and deferred taxes in connection with our operations in the U.S., China and France. The tax benefit on our U.S. operating loss was limited as it included interest deductions for which no tax benefit was provided given the restrictions on tax deductibility under Section 163(j). The provision for income taxes for the year ended December 31, 2022 was $5.8 million.
The effective tax rate for the year ended December 31, 2023 was (19.9)%. The effective tax rate differs from the statutory federal rate of 21% primarily due to the impairment of non-deductible goodwill for which no tax benefit was provided, limited benefit on current year interest deductions within the U.S. given the restrictions on the tax deductibility under Section 163(j), state and local taxes, and various non-deductible permanent differences.
The effective tax rate for the year ended December 31, 2022 was (10.9)%. The effective tax rate differs from the statutory federal rate of 21% primarily due to the impairment of non-deductible goodwill for which no tax benefit was provided, the U.S. tax effect of international operations including Global Intangible Low-Taxed Income (“GILTI”) and a limited benefit on current year interest deductions within the U.S. given the restrictions on deductibility under Section 163(j).
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Product revenues, net. Product revenues, net for the year ended December 31, 2022 were $538.3 million, an increase of $44.3 million, or 9.0% from $494.0 million for the year ended December 31, 2021, due to a $33.5 million increase in product revenues at Branded CPG and a $10.8 million increase in product revenues at Flavors & Ingredients. The increase in Branded CPG revenues was primarily a result of a full year of Wholesome (acquired February 5, 2021), as well as price increases, partially offset by declines in volume and unfavorable impacts from foreign exchange, as further discussed below. The increase in Flavors & Ingredients revenues was primarily driven by volume growth and price increases, partially offset by unfavorable impacts from foreign exchange, as further discussed below.

Cost of goods sold. Cost of goods sold for the year ended December 31, 2022 was $398.1 million, an increase $62.8 million, or 18.7%, from $335.2 million for the year ended December 31, 2021. The increase was primarily due to a $36.3 million increase in costs as a result of a full year of Wholesome (acquired February 5, 2021), as well as costs associated with the supply chain reinvention at Branded CPG and increased logistics, energy and raw materials costs due to inflationary pressures, partially offset by a $1.0 million decline in stock-based compensation expense.
Selling, general and administrative expenses. SG&A expenses for the year ended December 31, 2022 were $99.7 million a decrease of $13.4 million, or 11.8%, from $113.1 million for the year ended December 31, 2021. The decrease was primarily due to a $13.5 million decline in public company readiness and acquisition related transaction expenses, a $5.3 million decrease in marketing costs, and a $2.2 million decrease in stock-based compensation expense, partially offset by $1.4 million of severance and related expenses, a $2.1 million increase in bonus expense, higher salaries from increased headcount in the second half of 2021 and increases in other corporate expenses including higher professional fees and insurance expense.
Amortization of intangible assets. Amortization of intangible assets for the year ended December 31, 2022 was $18.6 million, an increase of $0.3 million, or 1.8%, from $18.3 million for the year ended December 31, 2021 primarily due to amortization expense related to the intangible assets acquired as part of the Wholesome acquisition on February 5, 2021.
Goodwill impairment charges. Goodwill impairment charges were $46.5 million for the year ended December 31, 2022. The Company determined that the carrying values of the North America and LATAM reporting units within Branded CPG exceeded their respective fair values and as a result, the Company recognized non-cash goodwill impairment charges of $42.5 million related to the North America reporting unit and $4.0 million related to the LATAM reporting unit.
Restructuring and other expenses. Restructuring and other expenses for the year ended December 31, 2021 were $4.5 million and related primarily to certain disposal costs at our Camden, New Jersey facility, which was sold in the second quarter of 2021.
Interest expense, net. Interest expense, net for the year ended December 31, 2022 was $30.6 million, an increase of $6.0 million, or 24.4% from $24.6 million for the year ended December 31, 2021. The increase was primarily due to higher debt levels under our revolving credit facility and rising interest rates during the year ended December 31, 2022 compared to the year ended December 31, 2021.
Other (expense) income, net. Other (expense) income, net for the year ended December 31, 2022 was income of $2.3 million, an increase of $2.1 million, from income of $0.2 million for the year ended December 31, 2021. The increase was primarily due to a $1.1 million non-cash gain related to the settlement of the Wholesome acquisition earn-out and a non-operating gain of $1.2 million on the change in fair value of warrant liabilities.
Provision (benefit) for income taxes. The provision for income taxes for the year ended December 31, 2022 was $5.8 million, which relates primarily to current and deferred foreign taxes in connection with our operations in China, France and Switzerland, partially offset by a deferred tax benefit in the U.S. The tax benefit on our U.S. operating loss was limited as it included an impairment of non-deductible goodwill and interest deductions within the U.S for which no tax benefit was provided. The benefit for income taxes for the year ended December 31, 2021 was $7.1 million.
The effective tax rate for the year ended December 31, 2022 was (10.9)%. The effective tax rate differs from the statutory federal rate of 21% primarily due to the impairment of non-deductible goodwill for which no tax benefit was provided, the U.S. tax effect of international operations including GILTI and a limited benefit on current year interest deductions within the U.S given the restrictions on deductibility under Section 163(j).
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

Results of Operations by Segment
Branded CPG

	Year Ended			Change
(In thousands)	December 31, 2023	December 31, 2022	December 31, 2021	23-22	22-21
Product revenues, net	$426,287	$422,638	$389,174	+0.9%	+8.6%
Operating income (loss)	8,167	(30,182)	34,918	*	*

* Represents positive or negative change equal to, or in excess of 100%
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Segment product revenues, net. Product revenues, net for Branded CPG for the year ended December 31, 2023 were $426.3 million, an increase of $3.6 million, or 0.9%, from $422.6 million for the year ended December 31, 2022, primarily driven by a $21.4 million increase in sales due to higher pricing, partially offset by a $17.4 million decline due to lower volumes and a $0.3 million unfavorable impact of foreign currency exchange.
Segment operating income (loss). Operating income for Branded CPG for the year ended December 31, 2023 was $8.2 million, an increase of $38.3 million, from an operating loss of $30.2 million for the year ended December 31, 2022, primarily due to a $39.3 million decline in non-cash goodwill impairment charges ($7.2 million in 2023 compared to $46.5 million in 2022), a $7.8 million decline in costs associated with the supply chain reinvention, a $2.2 million decrease in duty cost on imported sugar, a $1.6 million decline in commission expense and a $1.1 million decrease in bonus expense, which includes a favorable adjustment to prior year bonus accruals, partially offset by the sale of higher cost inventory resulting from increased raw materials, freight and warehouse costs, a $1.7 million impairment of fixed assets related to idled production lines and a $0.4 million right-of-use lease asset impairment both associated with the Decatur, Alabama plant shut down, higher stock-based compensation expense of $1.5 million and a $0.7 million increase in severance and related expenses.
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
Segment operating income (loss). Operating loss for Branded CPG for the year ended December 31, 2022 was $30.2 million, a decrease of $65.1 million from operating income of $34.9 million for the year ended December 31, 2021, primarily due to the $46.5 million non-cash goodwill impairment charge, an increase in costs associated with the supply chain reinvention of $14.9 million, increased logistics, energy and raw materials costs due to inflationary pressures, partially offset by a $6.4 million increase in operating income at Wholesome driven by a full year of results (acquired February 5, 2021), a $5.3 million decrease in marketing costs, and a $1.2 million reduction in stock-based compensation expense in the segment.
Flavors & Ingredients

	Year Ended			Change
(In thousands)	December 31, 2023	December 31, 2022	December 31, 2021	23-22	22-21
Product revenues, net	$124,626	$115,634	$104,799	+7.8%	+10.3%
Operating income	35,681	32,505	21,860	+9.8%	+48.7%

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Segment product revenues, net. Product revenues, net for Flavors & Ingredients for the year ended December 31, 2023 were $124.6 million, an increase of $9.0 million, or 7.8%, from $115.6 million for the year ended December 31, 2022, primarily driven by $5.4 million of volume growth and $3.6 million of price increases. The volume growth was attributable to increases in pure derivatives and licorice extracts, partially offset by volume declines in our Magnasweet product lines.
Segment operating income. Operating income for Flavors & Ingredients for the year ended December 31, 2023 was $35.7 million, an increase of $3.2 million, or 9.8%, from $32.5 million for the year ended December 31, 2022, primarily driven by higher revenues and favorable product mix, partially offset by $2.5 million of favorable purchase accounting adjustments related to inventory revaluations that did not reoccur in 2023, a $0.6 million increase in bonus expense and a $0.4 million increase in stock-based compensation expense.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Segment product revenues, net. Product revenues, net for Flavors & Ingredients for the year ended December 31, 2022 were $115.6 million, an increase of $10.8 million, or 10.3%, from $104.8 million for the year ended December 31, 2021, primarily driven by increases in licorice extracts and pure derivatives primarily due to volume and price growth, partially offset by a $2.2 million unfavorable impact of foreign exchange.
Segment operating income. Operating income for Flavors & Ingredients for the year ended December 31, 2022 was $32.5 million, an increase of $10.6 million, or 48.7%, from $21.9 million for the year ended December 31, 2021 primarily driven by increased revenue of $10.8 million and a $4.5 million decrease in restructuring and other expenses included in the prior year results that did not re-occur in 2022, partially offset by a $4.6 million increase in cost of goods sold. The increase in costs of goods sold was largely due to the increase in revenue as well as a $2.9 million unfavorable change in amortization of purchase accounting adjustments related to inventory revaluations in the year ended December 31, 2022 (benefit of $2.5 million in the year ended December 31, 2022 compared to a benefit of $5.5 million in the year ended December 31, 2021).
Corporate

	Year Ended			Change
(In thousands)	December 31, 2023	December 31, 2022	December 31, 2021	23-22	22-21
Operating loss	$(28,453)	$(26,969)	$(33,962)	+5.5%	-20.6%
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Operating loss. Operating loss for Corporate for the year ended December 31, 2023 was $28.5 million, an increase of $1.5 million, or 5.5%, from $27.0 million for the year ended December 31, 2022, primarily driven by $1.9 million of costs associated with the Company’s strategic review, a $0.8 million increase in amortization of capitalized software implementation costs, a $0.7 million increase in other professional fees, and a $0.5 million increase in stock-based compensation expense, partially offset by a $1.6 million decrease in bonus expense largely due to a favorable adjustment to prior year bonus accruals, and a $0.8 million reduction in salary expense.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Operating loss. Operating loss for Corporate for the year ended December 31, 2022 was $27.0 million, a decrease of $7.0 million, or 20.6%, from $34.0 million for the year ended December 31, 2021, primarily driven by an $11.7 million decrease in acquisition related transaction expenses and public company readiness expenses, partially offset by a $2.0 million increase in compensation expense (primarily due to increased headcount in the second half of 2021) and increases in other corporate expenses including professional fees and insurance expense.

Liquidity and Capital Resources
We have historically funded operations with cash flow from operations and, when needed, with borrowings, which are described below.
As of December 31, 2023, we had cash and cash equivalents of $30.5 million. Our principal source of liquidity is our cash from operations. We also have access to credit markets, if needed, for liquidity or general corporate purposes, including our revolving credit facility. We believe our sources of liquidity and capital, and our credit facilities will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months. Overall, we do not anticipate negative effects to our funding sources that would have a material effect on our liquidity.
The following table shows summary cash flow information for the years ended December 31, 2023, December 31, 2022, and December 31, 2021 (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Net cash provided by (used in) operating activities	$25,318	$(5,810)	$9,482
Net cash used in investing activities	(5,643)	(8,419)	(197,913)
Net cash (used in) provided by financing activities	(17,679)	16,525	199,330
Effect of exchange rates on cash and cash equivalents	(159)	(1,916)	499
Net change in cash and cash equivalents	$1,837	$380	$11,398
Operating activities. Net cash provided by operating activities was $25.3 million for the year ended December 31, 2023 compared to cash used in operating activities of $5.8 million for the year ended December 31, 2022. The increase in cash was primarily attributable to favorable working capital changes and lower cash paid for income taxes, partially offset by higher interest payments during the year ended December 31, 2023. Cash paid for interest for the year ended December 31, 2023 was $41.8 million compared to $28.4 million for the year ended December 31, 2022. Cash paid for income taxes, net of income tax refunds, was $4.8 million for the year ended December 31, 2023 compared to $9.1 million for the year ended December 31, 2022.
Net cash used in operating activities was $5.8 million for the year ended December 31, 2022, compared to cash provided by operating activities of $9.5 million for the year ended December 31, 2021. The decrease in cash was primarily attributable to unfavorable working capital changes, higher income tax and interest payments and lower cash flows from operating results during the year ended December 31, 2022.
Investing activities. Net cash used in investing activities was $5.6 million for the year ended December 31, 2023 and primarily included capital expenditures of $5.7 million.
Net cash used in investing activities was $8.4 million for the year ended December 31, 2022, which included capital expenditures of $8.9 million and proceeds from the sale of fixed assets of $0.5 million.
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
We expect 2024 capital expenditures to be approximately $9 million which includes manufacturing equipment and upgrades at our production facilities and information technology expenditures.

Financing activities. Net cash used in financing activities was $17.7 million for the year ended December 31, 2023 and reflects repayments of the revolving credit facility of $12.0 million, repayments of long-term debt of $3.8 million, payments of $1.5 million for employee tax withholdings related to net share settlements of share awards and payments of debt issuance costs of $0.5 million.

Net cash provided by financing activities was $16.5 million for the year ended December 31, 2022 and reflects $54.0 million of proceeds from the revolving credit facility, repayments of the revolving credit facility of $3.0 million, repayments of long-term debt of $3.8 million, cash payment for the Wholesome acquisition earn-out of $29.1 million (amount is net of $0.9 million related to transaction bonuses paid in connection with the earn-out and reflected in operating activities), payments of $0.9 million for employee tax withholdings related to net share settlements of share-based awards and payments of debt issuance costs of $0.7 million.
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

Debt
At December 31, 2023, the Company’s senior secured loan agreement consisted of a senior secured term loan facility (the “Term Loan Facility”) of $375 million and a revolving credit facility of up to $125 million (the “Revolving Facility,” and together with the Term Loan Facility, the “Credit Facilities”). See Note 7 to our audited consolidated financial statements for additional information on our Credit Facilities.
As of December 31, 2023 and December 31, 2022, term loan borrowings were $357.7 million and $359.9 million, respectively, net of unamortized discount and debt issuance costs of $7.0 million and $8.5 million, respectively. There were $64.0 million and $76.0 million of borrowings under the revolving credit facility as of December 31, 2023 and December 31, 2022, respectively. Additionally, as of December 31, 2023 and December 31, 2022, the Company’s unamortized debt issuance costs related to the revolving credit facility were $1.7 million and $2.0 million, respectively, which are included in other assets in the consolidated balance sheet. As of December 31, 2023 and December 31, 2022, there were $3.3 million and $2.1 million, respectively, of outstanding letters of credit that reduced our availability under the revolving credit facility.
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
On June 15, 2022, we and certain of our subsidiaries entered into a first amendment (the “Amendment”) to the Amended and Restated Agreement dated as of February 5, 2021. The Amendment increased the aggregate principal amount of the Revolving Credit Facility from $75 million to $125 million (the “Amended Revolving Credit Facility”) and transitioned from LIBOR to Secured Overnight Financing Rate (“SOFR”) as the benchmark for purposes of calculating interest for all loans outstanding under the Amended and Restated Credit Agreement. At the election of the Company, loans outstanding under the Amended and Restated Credit Agreement will accrue interest at a rate per annum equal to (i) term SOFR plus 0.10%, 0.15%, or 0.25% in case of, respectively, a one-month, three-month, or six-month interest period (“Adjusted Term SOFR”), or (ii) the greater of the prime rate, the federal funds effective rate plus 0.50%, and one-month Adjusted Term SOFR plus 1.00%, in each case plus the applicable margin which is equal to (i) with respect to the Amended Revolving Credit Facility and letters of credit, (A) 2.75%, in the case of base rate advances, and (B) 3.75% in the case of SOFR advances, and (ii) with respect to the Term Loan Facility, (A) 3.50%, in the case of base rate advances, and (B) 4.50% in the case of SOFR advances, with a SOFR floor of 1.00%. In connection with the Amendment, we paid fees and incurred transactions costs of $0.7 million, all of which was deferred. The transition to SOFR did not materially impact the interest rates applied to our borrowings. No other material changes were made to the terms of our Amended and Restated Agreement as a result of the Amendment.
On April 24, 2023, we and certain of our subsidiaries entered into a second amendment (the “Second Amendment”) to the Amended and Restated Loan Agreement. The Second Amendment changed the maximum consolidated total leverage ratio covenant as follows: (i) the consolidated total leverage ratio temporarily increased by 0.25 turns for the first quarter of 2023, 0.5 turns on a quarterly basis through the fourth quarter of 2023, and 0.25 turns in the first quarter of 2024; and (ii) beginning in the second quarter of 2024, the consolidated total leverage ratio will return to a level not to exceed 5.5x. No other material changes were made to the terms of our Amended and Restated Loan Agreement as a result of the Second Amendment.

On October 5, 2023, we and certain of our subsidiaries entered into a third amendment (the “Third Amendment”) to the Amended and Restated Loan Agreement. The Third Amendment revised a clause in the definition of consolidated EBITDA used for determining compliance with financial covenants effective beginning with the second quarter of 2023 through the first quarter of 2024. The amendment did not impact the calculation of consolidated EBITDA previously determined for the second quarter of 2023.
Contractual Obligations
The following table summarizes certain of our obligations as of December 31, 2023 and the estimated timing and effect that such obligations are expected to have on liquidity and cash flows in future periods (in thousands):

	Total	Current	Long-Term
Debt	$428,688	$3,750	$424,938
Interest on debt (1)	162,370	42,160	120,210
Minimum lease obligations (2)	24,823	8,215	16,608
Raw materials purchase obligations	84,232	80,471	3,761
Other purchase obligations	3,678	2,496	1,182
Total	$703,791	$137,092	$566,699

(1) Calculated based on debt outstanding as of December 31, 2023 and the interest rates as of that date.
(2) Minimum lease obligations have not been reduced by sublease rental income.
Critical Accounting Policies and Estimates
Our significant accounting policies are summarized in Note 1 to our audited consolidated financial statements. These policies conform with U.S. Generally Accepted Accounting Principles (“GAAP”) and reflect practices appropriate to our businesses. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes thereto. Actual results could differ from these estimates. We evaluate our policies, estimates and assumptions on an ongoing basis.
Our critical accounting policies and estimates relate to revenue recognition, goodwill and other indefinite-lived intangible assets, impairment review of long-lived assets, income taxes, and foreign currency translation. Management continually evaluates the development, selection and disclosure of our critical accounting policies and estimates and the application of these policies and estimates. In addition, there are other items within the consolidated financial statements that require the application of accounting policies and estimation, but are not deemed to be critical accounting policies and estimates. Changes in the estimates used in these and other items could have a material impact on our consolidated financial statements.
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
If we determine that it is more likely than not that a reporting unit is impaired or if we elect not to perform the optional qualitative assessment, a quantitative assessment is performed utilizing both the income and market approaches to estimate the fair value of its reporting units. The income approach involves discounting future estimated cash flows. The discount rate used is the value-weighted average of the reporting unit’s estimated cost of equity and debt derived using both known and estimated customary market metrics adjusted for company specific risks. We perform sensitivity tests with respect to growth rates and discount rates used in the income approach. In applying the market approach, valuation multiples are derived from historical and projected operating data of selected guideline companies; evaluated and adjusted, if necessary, based on the strengths and weaknesses of the reporting unit relative to the selected guideline companies; and applied to the appropriate historical and/or projected operating data to arrive at an indication of fair value. We typically weight the results of the income and market approaches equally. If the reporting unit’s carrying value exceeds its estimated fair value, then an impairment is recorded for the difference, limited to the total amount of goodwill allocated to the reporting unit.
As disclosed in Note 6 to our audited consolidated financial statements, as a result of our 2023 impairment test, the Company recorded a non-cash goodwill impairment charge related to our IMEA reporting unit within the Branded CPG segment of $7.2 million. The non-cash goodwill impairment charge was the full amount of goodwill associated with that reporting unit. After the impairment, the goodwill carrying amount of the IMEA reporting unit was $0 million. In addition, as of our 2023 impairment test, our North America reporting unit has 10% or less excess fair value over carrying amount and a heightened risk of future impairments. The remaining reporting units have more than 10% excess fair value over carrying amounts as of the latest 2023 impairment test. The determination of estimated fair values requires significant judgments in estimating several factors, including, future cash flows, terminal growth rates, income tax considerations and discount rates. If current expectations of future cash flows are not met, if market factors outside of the Company’s control change, including those impacting discount rates, income tax rates and foreign currency exchange rates, or if management’s expectations or plans otherwise change, then one or more of our reporting units might become impaired in the future.
The discount rate and long-term growth rate used to estimate the fair value of the reporting unit with 10% or less excess fair value over carrying amount, as well as the goodwill carrying amount, as of the 2023 impairment test, were as follows:

Reporting Unit	Goodwill Carrying Amount (in thousands)	Discount Rate	Long-Term Growth Rate
North America	$80,486	13.5%	2.5%
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

If we had changed the assumptions used to estimate the fair value of our reporting unit with 10% or less excess fair value over carrying amount, as of the 2023 impairment test, these isolated changes, which are reasonably possible to occur, would have led to the following increase/(decrease) in the aggregate fair value of the reporting unit (in thousands):

	Discount Rate		Long-Term Growth Rate
	50-Basis-Point		25-Basis-Point
Reporting Unit	Increase	Decrease	Increase	Decrease
North America	$(6,513)	$7,134	$1,034	$(989)
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
See Note 6 to our audited consolidated financial statements for additional information.
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
Uncertainty in Income Taxes—The Company accounts for uncertain tax positions in accordance with the authoritative guidance issued under ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company provides loss contingencies for federal, state and international tax matters relating to potential tax examination issues, planning initiatives and compliance responsibilities. The development of these reserves requires judgements about tax issues, potential outcomes and timing, which if different, may materially impact the Company’s financial condition and results of operations. The Company classifies interest and penalties associated with income taxes as a component of the provision (benefit) for income taxes in the consolidated statements of operations.

Foreign Currency Translation—The Company has determined that the functional currency for each consolidated subsidiary is its local currency, except for certain entities whose functional currency is the U.S. dollar. Assets and liabilities of entities outside the U.S. are translated into U.S. dollars at the exchange rates in effect at the end of each period; income and expense items are translated at each period’s average exchange rate; and any resulting translation difference is reported and accumulated as a separate component of accumulated other comprehensive income (loss) on the balance sheet, except for any entities which may operate in highly inflationary economies. Gains and losses resulting from transactions in other than functional currencies are reflected in operating results, except for transactions of a long-term nature.
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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
The principal market risks affecting our business are exposures to interest rates on debt, foreign exchange rates and fair value of Private Warrants.
Interest Rate Risk
We are exposed to market risk from changes in interest rates of our variable rate debt under our Loan Agreement, which consists of a Term Loan Facility and a Revolving Credit Facility. At December 31, 2023, we had $365 million and $64 million of aggregate principal amounts outstanding under our Term Loan Facility and Revolving Credit Facility, respectively.
Loans outstanding under the Term Loan Facility currently accrue interest at a rate per annum equal to 90-day SOFR subject to a floor of 1% plus a margin of 4.50% and the Revolving Credit Facility currently accrues interest at a rate per annum equal to 90-day SOFR plus a margin of 3.75%. Based on the amounts outstanding under the Term Loan Facility and Revolving Credit Facility at December 31, 2023, adding 1% to the applicable interest rate under the Term Loan Facility and Revolving Credit Facility would result in an increase of approximately $4.3 million in our annual interest expense, which may be mitigated by the interest rate swap with a notional value of $183.3 million, as described below.
As discussed in Note 9 to our audited consolidated financial statements, we are party to an interest rate swap with a notional value of $183.3 million that involves the exchange of variable for fixed rate interest payments in order to reduce future interest rate volatility of the variable rate interest payments related to the Term Loan Facility. While the current expectation is to maintain the interest rate swap through maturity, due to risks for hedging gains and losses, cash settlement costs or changes to our capital structure, we may not elect to maintain the interest rate swap with respect to our variable rate indebtedness, and any swaps we enter into may not fully mitigate interest rate risk.

Foreign Currency Risk
The revenues and expenses of our international operations generally are denominated in local currencies, which subject us to exchange rate fluctuations between such local currencies and the U.S. Dollar (“USD”). These exchange rate fluctuations subject us to currency translation risk with respect to the reported results of our international operations, as well as to other risks sometimes associated with international operations. In the future, we could experience fluctuations in financial results from our international operations, and there can be no assurance we will be able, contractually or otherwise, to reduce the currency risks associated with our international operations. Foreign currency risk is primarily related to operations in Europe, Asia and South America. A 10% increase or decrease in the Swiss Franc, Euro, Chinese Yuan, British Pound Sterling and Argentinian Peso against the USD would result in approximately a 3% change in our revenue for the year ended December 31, 2023. See Note 1 to our audited consolidated financial statements for further information on our accounting policies for foreign currency translation.
Fluctuations in currency exchange rates may also impact our Stockholders’ Equity. Amounts invested in our foreign subsidiaries are translated into USD at the exchange rates as of the last day of each reporting period. Any resulting cumulative translation adjustments are recorded in Stockholders’ Equity as Accumulated Other Comprehensive Income (Loss). The cumulative translation adjustments component of Accumulated Other Comprehensive Income (Loss) changed by $11.8 million for the period of December 31, 2023.
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

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Whole Earth Brands, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Whole Earth Brands, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
New York, NY
March 12, 2024

Whole Earth Brands, Inc.
Consolidated Balance Sheets
(In thousands of dollars, except for share and per share data)

	December 31, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$30,513	$28,676
Accounts receivable (net of allowances of $1,460 and $1,614, respectively)	74,012	66,653
Inventories	209,271	218,975
Prepaid expenses and other current assets	6,429	10,530
Total current assets	320,225	324,834

Property, Plant and Equipment, net	54,937	58,092

Other Assets
Operating lease right-of-use assets	19,223	18,238
Goodwill	193,610	193,139
Other intangible assets, net	229,936	245,376
Deferred tax assets, net	500	539
Other assets	7,266	8,785
Total Assets	$825,697	$849,003

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$55,662	$47,002
Accrued expenses and other current liabilities	32,173	27,488
Current portion of operating lease liabilities	7,370	8,804
Current portion of long-term debt	3,750	3,750
Total current liabilities	98,955	87,044
Non-Current Liabilities
Long-term debt	417,929	432,172
Deferred tax liabilities, net	31,579	32,585
Operating lease liabilities, less current portion	14,336	12,664
Other liabilities	11,208	9,987
Total Liabilities	574,007	574,452
Commitments and Contingencies (Note 10)	—	—
Stockholders’ Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 220,000,000 shares authorized; 42,853,468 and 41,994,355 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	365,721	360,777
Accumulated deficit	(123,284)	(85,188)
Accumulated other comprehensive income (loss)	9,249	(1,042)
Total stockholders’ equity	251,690	274,551
Total Liabilities and Stockholders’ Equity	$825,697	$849,003

See Notes to Consolidated Financial Statements

Whole Earth Brands, Inc.
Consolidated Statements of Operations
(In thousands of dollars, except for per share data)

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Product revenues, net	$550,913	$538,272	$493,973
Cost of goods sold	407,236	398,060	335,218
Gross profit	143,677	140,212	158,755

Selling, general and administrative expenses	102,354	99,735	113,141
Amortization of intangible assets	18,698	18,623	18,295
Goodwill impairment charges	7,230	46,500	—
Restructuring and other expenses	—	—	4,503

Operating income (loss)	15,395	(24,646)	22,816

Interest expense, net	(43,974)	(30,600)	(24,589)
Loss on extinguishment and debt transaction costs	—	—	(5,513)
Other (expense) income, net	(3,188)	2,283	225
Loss before income taxes	(31,767)	(52,963)	(7,061)
Provision (benefit) for income taxes	6,329	5,789	(7,144)
Net (loss) income	$(38,096)	$(58,752)	$83

Net (loss) earnings per share:
Basic	$(0.90)	$(1.42)	$0.00
Diluted	$(0.90)	$(1.42)	$0.00
See Notes to Consolidated Financial Statements

Whole Earth Brands, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands of dollars)

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Net (loss) income	$(38,096)	$(58,752)	$83
Other comprehensive income (loss), net of tax:
Net change in pension benefit obligations recognized, net of taxes of $(164), $640, and $26, respectively	(748)	2,740	98
Unrealized gains and losses on cash flow hedges, net of taxes of $(9), $0, and $0, respectively	(28)	—	—
Gains and losses on cash flow hedges reclassified to net income, net of taxes of $(252), $0, and $0, respectively	(720)	—	—
Foreign currency translation adjustments	11,787	(13,469)	984
Total other comprehensive income (loss), net of tax	10,291	(10,729)	1,082
Comprehensive (loss) income	$(27,805)	$(69,481)	$1,165
See Notes to Consolidated Financial Statements

Whole Earth Brands, Inc.
Consolidated Statements of Equity
(In thousands of dollars, except for share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	38,426,669	$4	$325,679	$(25,442)	$8,605	$308,846
Reclassification of Private Warrants	—	—	(7,062)	(1,077)	—	(8,139)
Transfer of Private Warrants to Public Warrants	—	—	6,057	—	—	6,057
Net income	—	—	—	83	—	83
Other comprehensive income, net of tax	—	—	—	—	1,082	1,082
Warrant exercises	100	—	1	—	—	1
Stock-based compensation	—	—	7,854	—	—	7,854
Net share settlements of stock-based awards	444,877	—	(1,913)	—	—	(1,913)
Balance at December 31, 2021	38,871,646	4	330,616	(26,436)	9,687	313,871
Transfer of Private Warrants to Public Warrants	—	—	605	—	—	605
Net loss	—	—	—	(58,752)	—	(58,752)
Other comprehensive loss, net of tax	—	—	—	—	(10,729)	(10,729)
Stock-based compensation	—	—	4,636	—	—	4,636
Net share settlements of stock-based awards	259,372	—	(418)	—	—	(418)
Net share settlements under management bonus plan	203,763	—	1,402	—	—	1,402
Shares issued for payment of contingent consideration	2,659,574	—	23,936	—	—	23,936
Balance at December 31, 2022	41,994,355	4	360,777	(85,188)	(1,042)	274,551
Transfer of Private Warrants to Public Warrants	—	—	133	—	—	133
Net loss	—	—	—	(38,096)	—	(38,096)
Other comprehensive income, net of tax	—	—	—	—	10,291	10,291
Stock-based compensation	—	—	6,264	—	—	6,264
Net share settlements of stock-based awards	854,759	—	(1,468)	—	—	(1,468)
Net share settlements of liability-based awards	4,354	—	15	—	—	15
Balance at December 31, 2023	42,853,468	$4	$365,721	$(123,284)	$9,249	$251,690
See Notes to Consolidated Financial Statements

Whole Earth Brands, Inc.
Consolidated Statements of Cash Flows
(In thousands of dollars)

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Operating activities
Net (loss) income	$(38,096)	$(58,752)	$83
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	7,029	4,933	8,715
Depreciation	6,638	6,001	4,727
Amortization of intangible assets	18,698	18,623	18,295
Deferred income taxes	(1,054)	(456)	(12,300)
Goodwill impairment charges	7,230	46,500	—
Amortization of inventory fair value adjustments	—	(2,537)	(3,396)
Non-cash loss on extinguishment of debt	—	—	4,435
Amortization of debt issuance costs and original issue discount	2,252	1,982	1,783
Change in fair value of warrant liabilities	(78)	(1,232)	(29)
Changes in current assets and liabilities:
Accounts receivable	(5,455)	1,222	964
Inventories	10,282	(7,684)	(22,957)
Prepaid expenses and other current assets	1,572	201	(1,030)
Accounts payable, accrued liabilities and income taxes	14,266	(11,574)	12,050
Other, net	2,034	(3,037)	(1,858)
Net cash provided by (used in) operating activities	25,318	(5,810)	9,482

Investing activities
Capital expenditures	(5,661)	(8,887)	(12,198)
Acquisitions, net of cash acquired	—	—	(190,231)
Proceeds from sale of fixed assets	18	468	4,516
Net cash used in investing activities	(5,643)	(8,419)	(197,913)

Financing activities
Proceeds from revolving credit facility	—	54,000	25,000
Repayments of revolving credit facility	(12,000)	(3,000)	(47,855)
Long-term borrowings	—	—	375,000
Repayments of long-term borrowings	(3,750)	(3,750)	(139,314)
Debt issuance costs	(461)	(719)	(11,589)
Payment of contingent consideration	—	(29,108)	—
Proceeds from sale of common stock and warrants	—	—	1
Tax withholdings related to net share settlements of stock-based awards	(1,468)	(898)	(1,913)
Net cash (used in) provided by financing activities	(17,679)	16,525	199,330

See Notes to Consolidated Financial Statements

Whole Earth Brands, Inc.
Consolidated Statements of Cash Flows (Continued)
(In thousands of dollars)

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021

Effect of exchange rate changes on cash and cash equivalents	(159)	(1,916)	499
Net change in cash and cash equivalents	1,837	380	11,398
Cash and cash equivalents, beginning of period	28,676	28,296	16,898
Cash and cash equivalents, end of period	$30,513	$28,676	$28,296

Supplemental disclosure of cash flow information
Interest paid	$41,770	$28,386	$21,203
Taxes paid, net of refunds	$4,815	$9,113	$4,523
Supplemental disclosure of non-cash investing
Non-cash capital expenditures	$—	$—	$3,796
See Notes to Consolidated Financial Statements

Whole Earth Brands, Inc.
Notes to Consolidated Financial Statements

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
Principles of Consolidation—The consolidated financial statements include the accounts of Whole Earth Brands, Inc., and its indirect and wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.
Reclassifications—Certain previously reported amounts have been reclassified to conform to the current presentation.
Cash and Cash Equivalents—The Company considers all cash on hand, money market funds, and other highly liquid debt instruments with a maturity, when purchased, of three months or less to be cash and cash equivalents.
Accounts Receivable and Allowance for Credit Losses—Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for credit losses is the Company’s best estimate of the amount of probable losses in its existing accounts receivable based on historical and expected losses and current economic conditions. Account balances are charged against the allowance when the Company believes it is probable the receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its customers. Recoveries of accounts receivable previously offset against the allowance are recorded in the consolidated statements of operations when received.

Whole Earth Brands, Inc.
Notes to Consolidated Financial Statements
A summary of the activity with respect to the accounts receivable allowances is as follows (in thousands):

Accounts receivable allowance balance at December 31, 2020	$955
2021 additions charged to revenues, costs and expenses	1,783
2021 deductions and other	(1,453)
Accounts receivable allowance balance at December 31, 2021	$1,285
2022 additions charged to revenues, costs and expenses	2,711
2022 deductions and other	(2,382)
Accounts receivable allowance balance at December 31, 2022	$1,614
2023 additions charged to revenues, costs and expenses	2,671
2023 deductions and other	(2,825)
Accounts receivable allowance balance at December 31, 2023	$1,460
Inventories—Inventories are stated at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The cost of inventory is determined by the first in, first out or average cost methods.
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
Deferred Software Costs—Deferred implementation costs for hosted cloud computing service arrangements are stated at historical cost and amortized on a straight-line basis over the term of the hosting arrangement that the implementation costs relate to. Deferred implementation costs are included in other assets and amortized to selling, general and administrative expenses (“SG&A”). The corresponding cash flows related to deferred software costs will be reported within operating activities consistent with the treatment for payments associated with the service component of the hosting arrangement. The Company reviews the deferred implementation costs for impairment when it believes the deferred costs may no longer be recoverable. As of both December 31, 2023 and 2022, deferred software costs associated with cloud computing arrangements were $2.1 million. Costs of $0.8 million were amortized during 2023. No costs were amortized during 2022 or 2021.
Leases—The Company accounts for leases pursuant to Accounting Standards Codification (“ASC”) Topic 842, “Leases.” Under ASC Topic 842, a right-of-use asset and a lease liability is recorded for all leases with a term greater than 12 months. Lease right-of-use assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using our incremental borrowing rate applicable to the lease asset, unless the implicit rate is readily determinable.
The Company’s leases include manufacturing facilities, office space, warehouses, material handling equipment, vehicles and office equipment. All of our leases are classified as operating leases.
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

Whole Earth Brands, Inc.
Notes to Consolidated Financial Statements
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
If the Company determines that it is more likely than not that a reporting unit is impaired or if the Company elects not to perform the optional qualitative assessment, a quantitative assessment is performed utilizing both the income and market approaches to estimate the fair value of its reporting units. The income approach involves discounting future estimated cash flows. The discount rate used is the value-weighted average of the reporting unit’s estimated cost of equity and debt derived using both known and estimated customary market metrics adjusted for company specific risks. The Company performs sensitivity tests with respect to growth rates and discount rates used in the income approach. In applying the market approach, valuation multiples are derived from historical and projected operating data of selected guideline companies; evaluated and adjusted, if necessary, based on the strengths and weaknesses of the reporting unit relative to the selected guideline companies; and applied to the appropriate historical and/or projected operating data to arrive at an indication of fair value. The Company typically weights the results of the income and market approaches equally. If the reporting unit’s carrying value exceeds its estimated fair value, then an impairment is recorded for the difference, limited to the total amount of goodwill allocated to the reporting unit.
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
The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking hedge transactions. This process includes linking the derivatives designated as cash flow hedges to specific forecasted transactions or variability of cash flows. The Company also formally assesses, both at the inception of a hedge transaction and on an ongoing basis, whether the designated derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flow of the hedged items as well as monitors the credit worthiness of the counterparties to ensure no issues exist which would affect the value of the derivatives. When a derivative is determined not to be highly effective as a hedge or the underlying hedged transaction is no longer probable, the Company discontinues hedge accounting prospectively and reclassifies any hedge related gains or losses previously recorded in other comprehensive income (loss) to other (expense) income within the statement of operations.

Whole Earth Brands, Inc.
Notes to Consolidated Financial Statements
To the extent the hedge is effective, the Company records derivative financial instruments at fair value in its consolidated balance sheet and changes in the fair value are recorded in accumulated other comprehensive income (loss) and reclassified to earnings when the hedged item affects earnings. Cash flows from derivative instruments are classified in the consolidated statements of cash flows based on the nature of the derivative contract. Additional information pertaining to the Company’s derivative instruments is provided in Note 9.
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
Uncertainty in Income Taxes—The Company accounts for uncertain tax positions in accordance with the authoritative guidance issued under ASC Topic 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company provides loss contingencies for federal, state and international tax matters relating to potential tax examination issues, planning initiatives and compliance responsibilities. The development of these reserves requires judgements about tax issues, potential outcomes and timing, which if different, may materially impact the Company’s financial condition and results of operations. The Company classifies interest and penalties associated with income taxes as a component of provision (benefit) for income taxes in the consolidated statements of operations.
Pension Plans—The Company has defined benefit pension plans and defined contribution 401(k) plans, which cover certain current and former employees of the Company who meet eligibility requirements. Benefits for the defined benefit pension plans are based on years of service and, in some cases, the employee’s compensation. Participation was frozen to all employees hired on or after August 1, 2017. The Company’s policy is to contribute annually the amount required pursuant to the Employee Retirement Income Security Act. The Company froze the qualified pension plan for all participants on December 31, 2019 and froze the non-qualified pension plans on December 31, 2022. The Company terminated the qualified pension plan in 2022 and settled the pension obligations through lump sum payments in 2021 and the purchase of non-participating annuity contracts in 2022 to settle the remaining liabilities of the plan. Certain subsidiaries of the Company outside the U.S. have retirement plans that provide certain payments upon retirement. The Company recognizes in its balance sheet the funded status of its defined benefit pension plans, measured as the difference between the fair value of the plan assets and the benefit obligation and recognizes changes in the funded status of the defined benefit pension plans as accumulated other comprehensive loss, net of tax, within accumulated other comprehensive income (loss) to the extent such changes are not recognized in earnings as components of periodic net benefit cost (see Note 12). These amounts are subsequently amortized within other (expense) income in future periods using the corridor approach. The corridor is 10% of the greater of the market-related value of the plan’s assets or projected benefit obligation. Any actuarial gains and losses in excess of the corridor are then amortized over an appropriate term.
Research and Development Costs—The Company expenses costs as incurred for product research and development within SG&A. Research and development expenses were approximately $3.8 million for 2023, $3.9 million for 2022, and $3.4 million for 2021.
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

Whole Earth Brands, Inc.
Notes to Consolidated Financial Statements
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
The following table presents the Company’s revenues disaggregated by product categories (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Sweeteners and adjacencies	$426,287	$422,638	$389,174
Licorice products	124,626	115,634	104,799
Total product revenues, net	$550,913	$538,272	$493,973
The following table presents revenues disaggregated by business and geographic region (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Branded CPG:
North America	$305,849	$299,871	$266,661
Europe	70,405	67,962	76,392
India, Middle East and Africa	13,854	17,828	13,363
Asia-Pacific	21,436	22,371	20,787
Latin America	14,743	14,606	11,971
Flavors & Ingredients	124,626	115,634	104,799
Total product revenues, net	$550,913	$538,272	$493,973
The Company records an allowance for credit losses as an estimate of the inability of its customers to make their required payments. The determination of the allowance requires the Company to make assumptions about the future ability to collect amounts owed from customers.
Marketing, Advertising, Consumer Incentives and Trade Promotions—The Company promotes its products with marketing activities, including advertising, consumer incentives and trade promotions. On an annual basis, advertising costs are expensed as incurred or in the year in which the related advertisement initially appears. Marketing and advertising expense was $12.0 million in 2023, $11.8 million in 2022, $17.0 million in 2021.
Consumer incentive and trade promotion activities are deducted from revenue based on amounts estimated as being or becoming due to customers and consumers at the end of a period, based principally on the Company’s historical utilization and redemption rates. These deductions are estimated and recorded upon sale of product by the Company and revised as necessary at each period end.

Whole Earth Brands, Inc.
Notes to Consolidated Financial Statements
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
Remeasurements of European entities whose functional currency is the U.S. dollar as well as translation adjustments for entities operating in highly inflationary economies and impacts of foreign currency transactions are recognized currently in other income (expense), net in the accompanying consolidated statements of operations. The Company had foreign exchange losses, net of $3.3 million in 2023, foreign exchange gains, net of $0.1 million in 2022, and foreign exchange losses of $0.2 million in 2021.
Beginning January 1, 2019, the Company was required to apply highly-inflationary accounting to its Argentinian subsidiary. This accounting treatment requires a change in the subsidiary’s functional currency from the local currency (Argentinian Peso) to the parent’s reporting currency (USD). This highly-inflationary classification results from the fact that the cumulative inflation rate for the preceding 3 year period exceeded 100 percent as of June 30, 2018. Accordingly, effective January 1, 2019, all Argentinian Peso denominated monetary assets and liabilities are considered foreign currency denominated assets and liabilities and are revalued to USD (the functional currency) with remeasurement adjustments in the period recorded in the statement of operations. The USD will be the functional currency until the economic environment in Argentina ceases to be considered highly-inflationary. The Company recorded $1.8 million of expense related to remeasurement adjustments for Argentina in the consolidated statements of operations for the year ended December 31, 2023, $1.2 million of expense for the year ended December 31, 2022 and $0.3 million of expense for the year ended December 31, 2021.
Restructuring and other expenses—In previous years the Company adopted restructuring plans to streamline processes and realize cost savings by consolidating facilities and eliminating various positions in operations and general and administrative areas.
In connection with the restructuring plans, the Company recognized restructuring and other expenses of $4.5 million during the year ended December 31, 2021. This included facility exit and other related costs of $3.9 million and employee termination benefits of $0.6 million in 2021. The Company had no accrued severance expense related to the restructuring plans as of both December 31, 2023 and December 31, 2022.
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

Whole Earth Brands, Inc.
Notes to Consolidated Financial Statements
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
Based on the views expressed in the SEC’s Staff Statement of April 12, 2021 in which the SEC staff clarified its interpretations of certain generally accepted accounting principles related to certain terms common in warrants issued by Special Purpose Acquisition Companies (“SPACs”), the Company determined that the Private Warrants should be treated as derivative liabilities rather than as components of equity, as previously presented as of December 31, 2020. Accordingly, the Company recorded out of period adjustments at January 1, 2021 to reclassify warrant liabilities of $8.1 million and transaction costs incurred by Act II of $1.1 million related to the issuance of the Private Warrants. Additionally, during the first quarter of 2021, the Company recognized the cumulative effect of the error on prior periods by recording a $1.2 million gain in the Statement of Operations to reflect the cumulative decrease in the fair value of the Private Warrants from the date of issuance through December 31, 2020. The Company concluded that this misstatement was not material to the previously filed financial statements.
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
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326).” The standard requires entities to estimate losses on financial assets measured at amortized cost, including trade receivables, debt securities and loans, using an expected credit loss model. The expected credit loss model should consider reasonable and supportable forecasts in addition to the previously considered past events and current conditions. This guidance also includes enhanced requirements for disclosures related to credit loss estimates. Entities must apply the standard provision as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company adopted this standard on January 1, 2023. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures and a cumulative-effect adjustment was not deemed necessary.
Accounting Standards Not Yet Adopted—In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The standard expands segment disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2023-07 on its consolidated financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The standard requires enhanced disclosures and greater disaggregation of information related to the effective tax rate reconciliation and income taxes paid. The standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2023-09 on its consolidated financial statement disclosures.
NOTE 2: ACQUISITIONS
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

Whole Earth Brands, Inc.
Notes to Consolidated Financial Statements
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
Notes to Consolidated Financial Statements
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
Pro Forma Financial Information—The following unaudited pro forma financial information summarizes the results of operations for the Company as though the Business Combination and the acquisition of Swerve, L.L.C. (“Swerve LLC”), and Swerve IP, L.L.C. (“Swerve IP” and together with Swerve LLC, “Swerve”) on November 10, 2020 had occurred on January 1, 2019 and the Wholesome acquisition had occurred on January 1, 2020 (in thousands):

Pro Forma Statements of Operations
Year Ended December 31, 2021
Revenue	$514,353
Net income	$14,082
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

Whole Earth Brands, Inc.
Notes to Consolidated Financial Statements
The pro forma financial information includes adjustments to reflect intangible asset amortization based on the economic values derived from definite-lived intangible assets, interest expense on the new debt financing, depreciation expense for certain property, plant and equipment that have been adjusted to fair value, and the release of the inventory fair value adjustments into cost of goods sold. These adjustments are net of taxes. The results of the Company’s operations for the years ended December 31, 2023 and 2022 include Wholesome for the entire period and therefore pro forma financial information is not required.
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
The components of lease expense were as follows (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Operating lease expense	$9,221	$8,370	$5,658
Variable lease expense	1,645	1,634	1,022
Short-term lease expense	1,717	711	988
Sublease income	(403)	(326)	(508)
Total	$12,180	$10,389	$7,160

Whole Earth Brands, Inc.
Notes to Consolidated Financial Statements
The following table presents the future maturities of the Company’s lease obligations as of December 31, 2023 (in thousands):

2024	$8,215
2025	5,456
2026	3,192
2027	2,802
2028	2,380
Thereafter	2,778
Total lease payments	24,823
Less: imputed interest	(3,117)
Total operating lease liabilities	$21,706
The weighted-average remaining lease term was 4.2 years and the weighted-average discount rate was 5.99% as of December 31, 2023. The weighted-average remaining lease term was 3.0 years and the weighted-average discount rate was 4.19% as of December 31, 2022.
Cash paid for amounts included in the measurement of the lease liability was $10.2 million, $8.9 million and $5.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. Right-of -use assets obtained in exchange for lease liabilities was $10.2 million, $0.7 million and $12.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
NOTE 4: INVENTORIES
Inventories consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Raw materials and supplies	$125,421	$129,131
Work in process	1,505	1,835
Finished goods	82,345	88,009
Total inventories	$209,271	$218,975
NOTE 5: PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Machinery, equipment and other	$42,276	$39,695
Buildings and improvements	22,431	21,565
	64,707	61,260
Accumulated depreciation	(16,169)	(11,410)
	48,538	49,850
Land	5,930	5,951
Construction in progress	469	2,291
Property, plant and equipment, net	$54,937	$58,092

Whole Earth Brands, Inc.
Notes to Consolidated Financial Statements
NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets consisted of the following (in thousands):

	December 31, 2023			December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Other intangible assets subject to amortization
Customer relationships (useful life of 5 to 10 years)	$105,616	$(38,074)	$67,542	$105,298	$(26,137)	$79,161
Tradenames (useful life of 25 years)	174,495	(22,801)	151,694	171,013	(15,498)	155,515
Total	$280,111	$(60,875)	$219,236	$276,311	$(41,635)	$234,676
Other intangible assets not subject to amortization
Product formulations			10,700			10,700
Total other intangible assets, net			229,936			245,376
Goodwill			193,610			193,139
Total goodwill and other intangible assets			$423,546			$438,515
The Company amortizes its intangible assets subject to amortization on a straight-line basis over their respective useful lives. The remaining intangible assets subject to amortization as of December 31, 2023 have a weighted-average remaining useful life of approximately 17.0 years, including weighted-average remaining useful lives of approximately 6.3 years for customer relationships and approximately 21.8 years for tradenames. Amortization expense for intangible assets was $18.7 million, $18.6 million and $18.3 million for the years ended December 31, 2023, 2022, and 2021 respectively.
Amortization expense relating to amortizable intangible assets as of December 31, 2023 for the next five years is expected to be as follows (in thousands):

2024	$18,704
2025	18,460
2026	18,229
2027	17,015
2028	15,024

Whole Earth Brands, Inc.
Notes to Consolidated Financial Statements
The changes in the carrying amounts of goodwill during the years ended December 31, 2023 and December 31, 2022 were as follows (in thousands):

	Branded CPG	Flavors & Ingredients	Total
Balance at December 31, 2021	$238,857	$3,804	$242,661
Currency translation adjustment	(2,870)	(152)	(3,022)
Gross balance at December 31, 2022	$235,987	$3,652	$239,639
Accumulated impairment loss at December 31, 2022	(46,500)	—	(46,500)
Balance at December 31, 2022	$189,487	$3,652	$193,139
Impairment	(7,230)	—	(7,230)
Currency translation adjustment	7,695	6	7,701
Balance at December 31, 2023	$189,952	$3,658	$193,610
Impairment of Goodwill and Other Indefinite-Lived Intangible Assets—As disclosed in Note 1, the Company reviews goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that an asset may be impaired, in accordance with ASC Topic 350.
The Company performs its annual impairment procedures for all of its reporting units and indefinite-lived intangible assets during the fourth quarter of each year. In 2023 and 2022, the Company performed a quantitative impairment test and estimated the fair values of the reporting units utilizing both the income and market approach to determine the fair values of the Company’s reporting units.
As a result of the 2023 impairment test, the Company determined that the carrying value of the IMEA reporting unit within the Branded CPG segment exceeded fair value and as a result, the Company recognized a non-cash impairment charge of $7.2 million in the fourth quarter of 2023. The impairment was primarily due to current macroeconomic conditions, including rising interest rates and higher supply chain costs and other inflationary pressures, which contributed to lower earnings forecasts for the reporting unit. The income approach incorporated estimated future cash flows and a terminal value discounted to present value using an appropriate risk-adjusted discount rate. The estimated future cash flows reflected management’s best estimate of economic and market conditions over the projected period including forecasted revenue, gross margins, tax rates, capital expenditures, depreciation and amortization, changes in working capital requirements and terminal growth rates. The market approach estimated the fair value of the IMEA reporting unit using Company specific and guideline company valuation metrics and was equally weighted with the income approach to determine the fair value of the IMEA reporting unit. After the impairment, the goodwill carrying amount of the IMEA reporting unit was $0 million.
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
In the fourth quarter of 2021, the Company performed a quantitative impairment test and concluded that the fair values for all of its reporting units exceeded their respective carrying values and therefore, there was no impairment.

Whole Earth Brands, Inc.
Notes to Consolidated Financial Statements
NOTE 7: DEBT
Debt consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Term loan, due 2028	$364,688	$368,438
Revolving credit facility, due 2026	64,000	76,000
Less: current portion	(3,750)	(3,750)
Less: unamortized discount and debt issuance costs	(7,009)	(8,516)
Total long-term debt	$417,929	$432,172
Maturities—The Company’s debt and other obligations outstanding as of December 31, 2023 mature as shown below (in thousands):

2024	$3,750
2025	3,750
2026	67,750
2027	3,750
2028	349,688
Thereafter	—
Total debt	428,688
Unamortized discounts	(7,009)
Total debt, net of unamortized discounts	$421,679
Loan Agreement—At December 31, 2023, the Company’s senior secured loan agreement consisted of a senior secured term loan facility (the “Term Loan Facility”) of $375 million and a revolving credit facility of up to $125 million (the “Revolving Facility,” and together with the Term Loan Facility, the “Credit Facilities”).
As of December 31, 2023 and December 31, 2022, term loan borrowings were $357.7 million and $359.9 million, respectively, net of unamortized discount and debt issuance costs of $7.0 million and $8.5 million, respectively. There were $64.0 million and $76.0 million of borrowings under the revolving credit facility as of December 31, 2023 and December 31, 2022, respectively. Additionally, as of December 31, 2023 and December 31, 2022, the Company’s unamortized debt issuance costs related to the revolving credit facility were $1.7 million and $2.0 million, respectively, which are included in other assets in the consolidated balance sheet. As of December 31, 2023 and December 31, 2022, there were $3.3 million and $2.1 million, respectively, of outstanding letters of credit that reduced the Company’s availability under the revolving credit facility.
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

Whole Earth Brands, Inc.
Notes to Consolidated Financial Statements
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
On April 24, 2023, the Company and certain of its subsidiaries entered into a second amendment (the “Second Amendment”) to the Amended and Restated Loan Agreement. The Second Amendment changed the maximum consolidated total leverage ratio covenant as follows: (i) the consolidated total leverage ratio temporarily increased by 0.25 turns for the first quarter of 2023, 0.5 turns on a quarterly basis through the fourth quarter of 2023, and 0.25 turns in the first quarter of 2024; and (ii) beginning in the second quarter of 2024, the consolidated total leverage ratio will return to a level not to exceed 5.5x. No other material changes were made in terms of the Company’s Amended and Restated Agreement as a result of the Second Amendment.
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
NOTE 8: WARRANTS
As of the date of the Business Combination, the Company had approximately 20,263,500 warrants outstanding, consisting of (i) 15,000,000 public warrants originally sold as part of the units issued in Act II’s initial public offering (the “Public Warrants”) and (ii) 5,263,500 Private Warrants that were sold by Act II to the PIPE Investors in conjunction with the Business Combination (collectively with the Public Warrants, the “Warrants”). Each warrant is exercisable for one-half of one share of the Company’s common stock at a price of $11.50 per whole share, subject to adjustment. Warrants may only be exercised for a whole number of shares as no fractional shares will be issued. As of December 31, 2023 and December 31, 2022, the Company had 20,193,120 and 19,491,320 Public Warrants outstanding, respectively, and 70,180 and 771,980 Private Warrants outstanding, respectively.

Whole Earth Brands, Inc.
Notes to Consolidated Financial Statements
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
There were no Warrants exercised for shares of the Company’s common stock in the years ended December 31, 2023 and 2022.
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
Current Assets and Other Financial Assets and Liabilities—Cash and cash equivalents, trade accounts receivable and trade accounts payable are measured at carrying value, which approximates fair value because of the short-term maturities of these instruments. Certain of the Company’s cash equivalents are held in money market funds and are valued using Net Asset Value.

Whole Earth Brands, Inc.
Notes to Consolidated Financial Statements
Investment in Securities—The Company has assets in an investment fund that holds surplus funds from its terminated qualified pension plan that will be used to fund future contributions to the defined contribution plan at Flavors & Ingredients and is presented in other assets in the consolidated balance sheet. The investment is classified as available-for-sale and carried at fair market value. At December 31, 2023, both the estimated fair value and cost basis of the investment fund was $2.2 million. At December 31, 2022, both the estimated fair value and cost basis of the investment fund was $0.1 million. The estimated fair value of the investment fund utilized Level 2 inputs.
Debt—The Company measures its term loan and revolving facilities at original carrying value, net of unamortized deferred financing costs and fees. At December 31, 2023, the estimated fair value of the term loan was $317.3 million as compared to a carrying value of $357.7 million. At December 31, 2022, the estimated fair value of the term loan was $338.0 million compared to a carrying value of $359.9 million. The estimated fair value of the outstanding principal balance of the term loan utilized Level 2 inputs as it is based on quoted market prices for identical or similar instruments. The fair value of the revolving facility at both December 31, 2023 and 2022 approximated carrying value.
On June 9, 2023, the Company entered into an interest rate swap with a notional value of $183.3 million that matures on February 5, 2026 to exchange variable for fixed rate interest payments related to the Term Loan Facility. The effective date of the interest rate swap was June 30, 2023. The interest rate swap is designated as a cash flow hedge and is considered highly effective. As a result, no ineffectiveness has been recognized in the consolidated statement of operations during the year ended December 31, 2023. As of December 31, 2023, the fair value of the interest rate swap was recorded in accrued expenses and other current liabilities in the consolidated balance sheet in the amount of approximately $1.0 million with the unrealized loss recognized in other comprehensive income (loss). The change in fair value will subsequently be reclassified from other comprehensive income (loss) to interest expense, net in the periods when the hedge transaction affects earnings. Realized gains, net of tax of $0.7 million were reclassified to net income during the year ended December 31, 2023. As of December 31, 2023, the Company expects approximately $0.8 million of unrealized gain to be reclassified from other comprehensive income (loss) to interest expense, net over the next twelve months. The interest rate swap fair value is considered Level 2 within the fair value hierarchy as it includes quoted market prices for similar instruments as well as interest rates and yield curves that are observable in the market.
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
As of December 31, 2023, the Company had obligations to purchase approximately $80.5 million and $3.8 million of raw material during 2024 and 2025, respectively. In addition, the Company had commitments under purchase obligations related to market data research and technology services totaling approximately $3.7 million, of which $2.5 million was short-term and $1.2 million was long-term.
NOTE 11: INCOME TAXES
The Company’s provision for income taxes consists of U.S. federal, state and local, and foreign taxes. The Company has significant operations in various locations outside the U.S. The annual effective tax rate is a composite rate reflecting the earnings in the various locations at their applicable statutory tax rates.
On October 8, 2021 the Organization for Economic Co-operation and Development “OECD”) released a statement on the OECD/G20 Inclusive Framework on Base Erosion and Profit Sharing, which agreed to a two-pillar solution to address tax challenges of the digital economy. On December 20, 2021, the OECD released Pillar Two model rules defining a 15 percent global minimum tax rate for large multinational corporations with consolidated revenue above €750 million. The OECD continues to release additional guidance and countries are implementing legislation with widespread adoption of the Pillar Two Framework expected by calendar year 2024. The Company continues to evaluate the Pillar Two Framework and its potential impact on future periods, however based on the current proposed revenue thresholds, the Company does not expect to be subject to tax changes associated with Pillar Two.

Whole Earth Brands, Inc.
Notes to Consolidated Financial Statements
Components of the income tax provision (benefit) were as follows (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Current:
Federal	$1,912	$(364)	$916
State and local	725	419	283
Foreign	4,746	6,190	3,957
	7,383	6,245	5,156
Deferred:
Federal	(1,082)	(2,944)	(6,498)
State and local	(70)	(581)	(2,801)
Foreign	98	3,069	(3,001)
	(1,054)	(456)	(12,300)
Total provision (benefit) for income taxes	$6,329	$5,789	$(7,144)
The following is a reconciliation of income tax provision (benefit) computed at the U.S. federal statutory rate to income tax provision (benefit) in the consolidated statements of operations (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
(Loss) income before income taxes:
Domestic	$(43,041)	$(86,952)	$(36,205)
Foreign	11,274	33,989	29,144
Total (loss) income before income taxes	$(31,767)	$(52,963)	$(7,061)

Federal income tax rate	21.0%	21.0%	21.0%
Federal income taxes	$(6,671)	$(11,122)	$(1,483)
State and local taxes	(1,449)	(1,666)	(3,572)
Foreign rate differential	(325)	(545)	(1,431)
Change in tax rates	(5)	295	225
Change in uncertain tax positions	9	6	(1,005)
Change in valuation allowance	12,480	4,588	2,657
Goodwill impairment	1,531	9,765	—
U.S. effects of international operations	3,263	5,603	3,041
Tax credits	(3,667)	(3,250)	(2,763)
Section 162(m) limitation	475	87	206
Transaction costs	—	31	385
Stock-based compensation	929	422	502
Switzerland tax ruling	—	—	(4,057)
Foreign withholding taxes	128	1,043	350
Other	(369)	532	(199)
Total provision (benefit) for income taxes	$6,329	$5,789	$(7,144)

Effective tax rate	(19.9)%	(10.9)%	101.2%

Whole Earth Brands, Inc.
Notes to Consolidated Financial Statements
Significant components of the Company’s net deferred tax assets and liabilities were as follows (in thousands):

	December 31, 2023	December 31, 2022
Deferred tax assets:
Accounts receivable	$354	$441
Accrued expenses	5,442	4,938
Inventory	3,450	4,112
Deferred rent	24	—
Other assets	1,690	1,184
Pension asset	2,466	2,320
Hedging	275	—
Capitalized research and development expense	979	445
Lease accounting	5,695	5,458
U.S. and foreign net operating losses	19,568	19,150
Deferred interest expense	21,280	11,241
Tax credits	1,028	887
Total deferred tax assets	62,251	50,176
Less valuation allowance	(27,747)	(16,592)
Net deferred tax assets	$34,504	$33,584
Deferred tax liabilities:
Property, plant and equipment	(6,714)	(6,270)
Operating lease right-of-use asset	(4,971)	(4,621)
Intangible assets	(43,477)	(45,964)
Deferred rent	—	(63)
Unremitted earnings	(2,447)	(2,295)
Other liabilities	(7,974)	(6,417)
Total deferred tax liabilities	(65,583)	(65,630)
Net deferred tax liability	$(31,079)	$(32,046)
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
Based on the weight of available evidence, including the scheduling of existing taxable temporary differences into future taxable income, the Company determined that as of December 31, 2023 its deferred tax assets were realizable on a more-likely-than not basis with the exception of certain U.S. federal and state interest carryforward deductions of $12.8 million for which the tax deduction is generally restricted to 30% of future tax adjusted earnings before interest and taxes (“EBIT”), foreign tax credits of $1.0 million, certain state net operating loss carry forwards of $10.4 million predominately related to Illinois, and $3.5 million of foreign net operating loss carry forwards in India, Luxembourg, Mexico, China and Argentina. The Company’s valuation allowance during 2023 increased by approximately $11.2 million, of which $12.5 million was charged to income tax expense in 2023 (as shown in the rate reconciliation table above), partially offset by foreign exchange translation adjustments.
The Company received a beneficial Switzerland tax ruling in 2021 permitting a step up in the tax basis of intangible assets. The Company will be able to amortize the intangible assets over a 10-year period for Swiss tax purposes, resulting in future cash tax savings. The Company recognized a discrete tax benefit of $4.1 million in 2021 related to this change.

Whole Earth Brands, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2023, the Company had net operating loss carry forwards and tax credits which will expire if not utilized, including: $123.7 million in Illinois state net operating losses expiring between 2029 and 2043, $1.0 million of U.S. federal foreign tax credits expiring in 2030 through 2033, $86.8 million of federal deferred interest carryforward under IRC Section 163(j) that can be carried forward indefinitely but is limited to 30% tax adjusted EBIT, $1.2 million of net operating losses in Mexico substantially expiring in 2023 and through 2032, $9.8 million of net operating losses in Luxembourg substantially expiring in 2035 and through 2040, $1.1 million of net operating losses in India expiring in 2024 through 2028, $0.4 million of net operating losses in China expiring in 2023 through 2026 and $1.6 million of net operating losses in Argentina expiring in 2027 through 2028.
As of December 31, 2023 and 2022, the Company had accrued future income taxes and withholding taxes for future remittances to its Switzerland and Hong Kong affiliates of $2.4 million and $2.3 million, based on foreign earnings of $57.1 million and $56.1 million, respectively.
As of both December 31, 2023 and 2022, the Company had a liability for unrecognized tax positions of $0.1 million. As of December 31, 2023, the entire amount if recognized, would reduce the Company’s effective tax rate. The Company records both accrued interest and penalties related to income tax matters in the provision for income taxes in the accompanying consolidated statements of operations. The Company’s accrued interest and penalties related to uncertain tax positions is not material. The Company does not expect its unrecognized tax benefits will significantly increase or decrease in the next 12 months.
The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s U.S. federal and state income tax periods are generally open to examination for the tax years 2019 through 2023. The Company’s French, Argentina, Luxembourg and Swiss tax years 2018 through 2023 also remain open for examination. In addition, open tax years related to the Company’s other foreign jurisdictions remain subject to examination but are not considered material.
NOTE 12: PENSION AND OTHER RETIREMENT BENEFITS
Certain current and former employees of the Company are covered under a funded qualified defined benefit retirement plan at Flavors & Ingredients which was frozen on December 31, 2019. Plan provisions covering certain of the Company’s salaried employees generally provide pension benefits based on years of service and compensation. Plan provisions covering certain of the Company’s union members generally provide stated benefits for each year of credited service. In addition, the Company has unfunded non-qualified plans also at Flavors & Ingredients covering certain salaried employees with additional retirement benefits in excess of qualified plan limits imposed by federal tax law, which were frozen by the Company on December 31, 2022. The Company uses December 31 as a measurement date for the plans. The Company’s funding policy was to contribute annually the statutory required amount as actuarially determined.
In February 2021, the Compensation Committee approved the termination of the Company’s qualified defined benefit retirement plan. During the fourth quarter of 2021, the Company offered the option of receiving a lump sum payment to certain participants with vested benefits in lieu of receiving monthly annuity payments. Approximately 125 participants elected to receive the settlement, and lump sum payments of approximately $16.8 million were paid from plan assets to these participants in December 2021. The benefit obligation settled approximated payments to plan participants and a pre-tax settlement gain of $0.5 million was recorded in the fourth quarter of 2021. During 2022, the Company purchased non-participating annuity contracts to settle the remaining liabilities of the plan for approximately $9.3 million which was fully funded by plan assets. The annuity contracts purchased along with the plan termination activities resulted in a settlement gain of $1.2 million for the year ended December 31, 2022. During the first quarter of 2023, the Company transferred the remaining surplus of the plan of approximately $2.5 million to a suspense account held within a trust for the Flavors & Ingredients defined contribution plan. The surplus consists of an investment fund measured at fair value which is being used, as prescribed in the applicable regulations, to fund current and future contributions to the defined contribution plan. See Note 9 for additional information.

Whole Earth Brands, Inc.
Notes to Consolidated Financial Statements
The following table reconciles the funded status of the Company’s defined benefit pension plans (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022
Accumulated benefit obligations	$7,941	$7,706
Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$7,706	$20,314
Service cost	—	41
Interest cost	377	326
Actuarial loss (gain)	208	(3,084)
Benefits paid	(350)	(9,891)
Projected benefit obligations at end of year	7,941	7,706
Change in plans’ assets:
Fair value of plans’ assets at beginning of year	2,522	12,902
Actual returns on plans’ assets	10	(349)
Employer contributions	350	360
Benefits paid	(419)	(9,891)
Transfers related to plan termination	(2,463)	(500)
Fair value of plans’ assets at end of year	—	2,522
Net pension liability	$(7,941)	$(5,184)
The projected benefit obligation at December 31, 2023 and December 31, 2022 included $7.9 million and $7.7 million, respectively, related to the Company’s unfunded non-qualified plans.
Amounts recognized in the Company’s consolidated balance sheets consisted of (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022
Other assets	$—	$2,522
Accrued expenses and other current liabilities	(355)	(355)
Other liabilities	(7,586)	(7,351)
Net amount recognized	$(7,941)	$(5,184)

Amounts recognized in accumulated other comprehensive income (loss), net of tax, which have not yet been recognized as a component of net periodic pension expense for the Company’s defined benefit pension plans, are as follows (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Net actuarial gain	$(1,323)	$(1,523)	$(207)
	$(1,323)	$(1,523)	$(207)

Whole Earth Brands, Inc.
Notes to Consolidated Financial Statements
The components of the changes in unrecognized amounts included in pension obligation, net in other comprehensive income (loss) for the Company’s defined benefit pension plans were as follows (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Net actuarial loss (gain)	$152	$(1,316)	$527
Amortization of actuarial gain (loss)	48	—	(36)
Total loss (gain) recognized in other comprehensive income (loss)	$200	$(1,316)	$491
The components of net periodic benefit cost (credit) for the Company’s defined benefit pension plans were as follows (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Service cost	$—	$41	$63
Interest cost	377	326	1,047
Expected return on plan assets	—	144	(1,310)
Amortization of net actuarial (gain) loss	(63)	—	36
Settlement loss (income)	59	(1,178)	(644)
Net periodic benefit cost (credit)	$373	$(667)	$(808)
Net periodic benefit cost (credit) is reflected in the Company’s consolidated financial statements as follows (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Selling, general and administrative expense	$—	$41	$63
Other expense (income), net	373	(708)	(871)
Net periodic benefit cost (credit)	$373	$(667)	$(808)
Assumptions—The following assumptions were used to determine the net periodic benefit cost during 2022 for the Company’s funded defined benefit pension plan:

Year Ended December 31, 2022
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	2.38%
Expected long-term rate of return on plan assets	1.70%

Whole Earth Brands, Inc.
Notes to Consolidated Financial Statements
The following assumptions were used to determine the benefit obligation at year end and net periodic benefit cost during the year for the Company’s unfunded supplemental defined benefit pension plan:

	Year Ended
	December 31, 2023	December 31, 2022
Weighted-average assumptions used to determine benefit obligation at year end:
Discount rate	4.81%	5.01%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.01%	2.78%
Rate of compensation increase	—%	3.50%
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
Plan Assets—The investment committee for the Company’s plan adopted investment policies with the objective of meeting and exceeding over time, the expected long-term rate of return on plan assets assumptions, weighted against a reasonable risk level and considering the appropriate liquidity levels. In connection with this objective, the plan’s assets were mainly invested in mutual funds, common and collective funds, corporate bonds, government bonds, private equity funds, as well as a real estate fund, in order to achieve the Company’s goals to enhance the expected returns of its investments together with their liquidity and protect the plan’s funded status. As a result of the planned termination of the qualified pension plan, certain of the plan’s assets were liquidated during the fourth quarter of 2021 and used to satisfy lump sum benefit payments as further described above, and any remaining plan assets were liquidated during 2022. Therefore, at December 31, 2022 the remaining plan assets were invested in cash and cash equivalents. As discussed above, during the first quarter of 2023, the Company transferred the remaining surplus of the plan to a suspense account held within a trust for the Flavors & Ingredients defined contribution plan.
The following tables set forth, by category, the Company’s pension plan assets as of December 31, 2022, using the fair value hierarchy established under ASC Topic 820 and as described in Note 9 (in thousands):

	Pension Plan Assets as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Pension plan assets measured at fair value:
Cash and cash equivalents	$2,522	$—	$—	$2,522
Total pension plan assets measured at fair value	$2,522	$—	$—	$2,522
Cash and cash equivalents are stated at cost, which approximates fair market value. There were no transfers between levels within the three-tier fair value hierarchy in 2022.

Whole Earth Brands, Inc.
Notes to Consolidated Financial Statements
Contributions—The Company does not expect to make further contributions to its funded defined benefit pension plan due to its termination.
Expected Future Benefit Payments—The projected benefit payments for the unfunded non-qualified defined benefit pension plans are as follows (in thousands):

2024	$355
2025	425
2026	592
2027	588
2028	583
2029-2033	3,177
The Company also participates in certain state-sponsored defined benefit plans covering certain non-U.S. employees with total net liabilities of $2.6 million and $1.9 million as of December 31, 2023 and December 31, 2022, respectively. The primary state-sponsored plan relates to Merisant employees in Switzerland and France, which had pension benefit obligations of $5.3 million and plan assets of $2.7 million as of December 31, 2023 and a pension benefit obligation of $5.5 million and plan assets of $3.6 million as of December 31, 2022. Net periodic pension cost for 2023, 2022, and 2021 was $0.1 million, $0.4 million, and $0.4 million, respectively.
Defined Contribution Pension Plans—The Company has defined contribution 401(k) plans covering certain eligible domestic employees, as defined by the plans. The plans provide for certain employer matching contributions. The Company recorded compensation expense related to its defined contribution plans of $1.2 million for both 2023 and 2022, and $1.0 million for 2021.
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
Stock-based compensation expense for the years ended December 31, 2023, 2022 and 2021 was $7.0 million, $4.9 million, and $8.7 million, respectively. Stock-based compensation expense for the year ended December 31, 2021 included $0.9 million of expense related to 2021 management bonuses that were settled in stock during the second quarter of 2022. The tax benefit recognized related to stock-based compensation was $0.9 million, $0.4 million and $0.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Whole Earth Brands, Inc.
Notes to Consolidated Financial Statements
A summary of activity and weighted average fair values related to the RSUs is as follows:

	Shares	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2022	1,538,759	$6.65	0.71
Granted	3,023,061	2.55
Vested	(1,224,235)	6.25
Forfeited	(1,220,914)	2.97
Outstanding and nonvested at December 31, 2023	2,116,671	$3.19	1.12
The weighted average grant date fair value per share of RSUs granted during the year was $2.55 in 2023, $5.42 in 2022 and $13.48 in 2021.
The aggregate fair value of RSUs upon vesting during the years ended December 31, 2023, 2022 and 2021 was $4.2 million, $1.5 million and $7.2 million, respectively.
A summary of activity and weighted average fair values related to the RSAs is as follows:

	Shares	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2022	131,470	$8.75	1.19
Granted	141,280	4.07
Vested	(58,194)	11.00
Outstanding and nonvested at December 31, 2023	214,556	$5.06	1.16
The weighted average grant date fair value per share of RSAs granted during the year was $4.07 in 2023, $6.96 in 2022, and $11.77 in 2021.
The aggregate fair value of RSAs upon vesting during the years ended December 31, 2023 and 2022 was $0.2 million and $0.5 million, respectively. No RSAs vested during the year ended December 31, 2021.
A summary of activity and weighted average fair values related to the PSUs is as follows:

	Shares	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2022	631,377	$8.49	1.88
Granted	1,934,388	2.20
Forfeited	(1,035,405)	3.06
Outstanding and nonvested at December 31, 2023	1,530,360	$4.21	1.81

Whole Earth Brands, Inc.
Notes to Consolidated Financial Statements
The weighted average grant date fair value per share of PSUs granted during the year was $2.20 in 2023, $7.19 in 2022 and $13.65 in 2021.
As of December 31, 2023, the Company had not yet recognized compensation cost on nonvested awards as follows (in thousands):

	Unrecognized Compensation Cost	Weighted Avg. Remaining Recognition Period (in years)
Nonvested awards	$7,243	1.39
The nonvested awards excludes unvested PSUs that are deemed not probable of vesting constituting $4.4 million of unrecognized compensation expense at December 31, 2023.
NOTE 14: EARNINGS PER SHARE
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
The computation of basic and diluted EPS for the years ended December 31, 2023, 2022 and 2021 is shown below (in thousands, except for share and per share data):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
EPS numerator:
Net (loss) income attributable to common shareholders	$(38,096)	$(58,752)	$83
Less: Change in fair value of warrant liabilities	—	—	(29)
Numerator - diluted	$(38,096)	$(58,752)	$54

EPS denominator:
Weighted average shares outstanding - basic	42,483,083	41,481,079	38,505,458
Effect of dilutive securities	—	—	1,370,929
Weighted average shares outstanding - diluted	42,483,083	41,481,079	39,876,387

Net earnings (loss) per share:
Basic	$(0.90)	$(1.42)	$0.00
Diluted	$(0.90)	$(1.42)	$0.00

Whole Earth Brands, Inc.
Notes to Consolidated Financial Statements
For the year ended December 31, 2023, 20,263,300 warrants, 2,116,671 RSUs, and 214,556 RSAs were excluded from the diluted EPS calculation because they were determined to be anti-dilutive. For the year ended December 31, 2022, 20,263,300 warrants, 1,538,759 RSUs, and 131,470 RSAs were excluded from the diluted EPS calculation because they were determined to be anti-dilutive. Additionally, at December 31, 2023, 2022 and 2021, 1,530,360, 631,377 and 282,141 PSUs, respectively, were excluded from the diluted EPS calculation because they are subject to performance conditions that were not satisfied.
NOTE 15: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes accumulated other comprehensive income (loss) (“AOCI”), net of taxes, by component (in thousands):

	Net Currency Translation Gains (Losses)	Cash Flow Hedges	Funded Status of Benefit Plans	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$8,758	$—	$929	$9,687
Other comprehensive (loss) income before reclassifications	(13,469)	—	2,926	(10,543)
Amounts reclassified from AOCI	—	—	(186)	(186)
Balance at December 31, 2022	$(4,711)	$—	$3,669	$(1,042)
Other comprehensive income (loss), before reclassifications	11,787	(28)	(544)	11,215
Amounts reclassified from AOCI	—	(720)	(204)	(924)
Balance at December 31, 2023	$7,076	$(748)	$2,921	$9,249
NOTE 16: RELATED PARTY TRANSACTIONS
In July 2020, the Company entered into an agreement with Watermill Institutional Trading LLC, a registered broker-dealer (“Watermill”), to act as one of the Company’s financial advisors for a 12-month period commencing July 22, 2020 for total consideration of $0.9 million, of which $0.5 million was expensed during the year ended December 31, 2021. Additionally, under the terms of the agreement, the Company incurred additional expense of $2.0 million during the year ended December 31, 2021 related to services provided by Watermill in connection with the acquisition of Wholesome. A former director of Act II is a registered representative of Watermill and provided services directly to the Company under the agreement.
In December 2019, Wholesome entered into a partnership agreement with Sucro Can International, LLC (“Sucro”) to form WS Services, LLC (“WS Services”), in which Wholesome received a 50% interest and accounted for the partnership as an equity method investment. During the years ended December 31, 2023 and 2022, Wholesome expensed $0.7 million and $0.9 million, respectively, related to costs incurred by WS Services for Wholesome’s use of warehouse space for storage of raw materials and has a liability to WS Services for $0.1 million at both December 31, 2023 and 2022. On December 31, 2023, Wholesome sold its 50% partnership interest to Sucro and exited the partnership in exchange for a $0.2 million promissory note, plus accrued interest, due on March 30, 2024 and recorded a loss on the sale of the equity method investment of $0.5 million, which is included in other (expense) income, net in the consolidated statement of operations. Wholesome’s investment in the partnership, which was classified as other assets in the consolidated balance sheets, was $0.7 million as of December 31, 2022.
On February 12, 2024, the Company entered into an Agreement of Merger with Ozark Holdings, LLC and Sweet Oak Merger Sub, LLC, which is a wholly-owned subsidiary of Ozark Holdings, LLC. Ozark Holdings, LLC owns Royal Oak Enterprises, LLC, and is controlled by Sir Martin E. Franklin, who is an immediate family member of Mr. Michael Franklin, a current director and former CEO of the Company. Mr. Michael Franklin has a passive economic interest in Mariposa Capital LLC, which is an affiliate of Ozark Holdings, LLC. See Note 18 for further information.

Whole Earth Brands, Inc.
Notes to Consolidated Financial Statements
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
The following table presents selected financial information relating to the Company’s business segments (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Product revenues, net
Branded CPG	$426,287	$422,638	$389,174
Flavors & Ingredients	124,626	115,634	104,799
Total product revenues, net	$550,913	$538,272	$493,973

Operating income (loss)
Branded CPG	$8,167	$(30,182)	$34,918
Flavors & Ingredients	35,681	32,505	21,860
	43,848	2,323	56,778
Corporate	(28,453)	(26,969)	(33,962)
Total operating income (loss)	$15,395	$(24,646)	$22,816
The following table presents geographic information based upon revenues of the Company’s major geographic markets (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
North America	$366,207	$357,175	$318,958
Europe	95,095	92,272	96,013
India, Middle East and Africa	16,201	19,940	14,801
Asia-Pacific	57,731	53,300	51,598
Latin America	15,679	15,585	12,603
Total product revenues, net	$550,913	$538,272	$493,973
The Company has a large and diverse customer base, which includes numerous customers located in foreign countries. Branded CPG’s combined sales to a single customer accounted for 13.8%, 14.1% and 10.6% of total sales in 2023, 2022 and 2021, respectively. With the exception of the United States, no one country represented more than 10% of the Company’s net sales.
The Company has an exclusive supply contract to purchase the output of licorice extract and certain licorice derivatives from a manufacturer with facilities in Central Asia. For the year ended December 31, 2023, the Company’s purchases from this supplier totaled approximately $13.0 million, representing 32.1% of the Company’s licorice raw material purchases for the year.

Whole Earth Brands, Inc.
Notes to Consolidated Financial Statements
Long-lived assets are as follows (in thousands):

	December 31, 2023	December 31, 2022
Long-Lived Assets*
United States	$20,990	$24,516
China	14,421	14,805
Czech Republic	6,355	6,451
France	12,079	10,960
Other Foreign Countries	1,092	1,360
Total	$54,937	$58,092
*Long-lived assets consist of property, plant and equipment, net.
NOTE 18: SUBSEQUENT EVENTS
On February 12, 2024, the Company entered into an Agreement of Merger (the “Merger Agreement”) with Ozark Holdings, LLC, a Delaware limited liability company (“Parent”) and Sweet Oak Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Parent (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, upon the closing of the transaction, Merger Sub is expected to merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. The transaction is expected to close in the second calendar quarter of 2024, subject to the satisfaction of closing conditions contained in the Merger Agreement, including approval of the Merger by (a) the holders of a majority in voting power of the Company’s outstanding common stock, voting as a single class, and (b) the holders of sixty-six and two-thirds percent of the outstanding common stock not owned by Parent or any Parent Affiliated Persons (as defined in the Merger Agreement). Upon completion of the transaction, the Company’s common stock will no longer be publicly listed and the Company will become a privately-held company. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”):
•each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time (other than (i) shares of common stock owned by the Company, its wholly owned subsidiaries, Parent or any of Parent’s affiliates and (ii) dissenting shares of common stock) will be converted into the right to receive cash consideration equal to $4.875 per share of common stock (the “Per Share Merger Consideration”);
•each warrant to purchase shares of common stock outstanding immediately prior to the Effective Time shall, without any action on the part of the holder thereof, cease to represent a warrant to purchase shares of common stock and instead represent a right by the holder upon any subsequent exercise of such warrant to receive the Per Share Merger Consideration, provided that if the holder of such warrant properly exercises such warrant within 30 days following the public disclosure of the consummation of the Merger in a current report on Form 8-K, the exercise price of such warrant will be reduced by an amount equal to the difference (but in no event less than zero) of (i) the exercise price of such warrant in effect prior to such reduction minus (ii) (A) the Per Share Merger Consideration minus (B) the Black-Scholes value of such warrant;
•each award of restricted common stock will become immediately fully vested and treated as a share of common stock issued and outstanding immediately prior to the Effective Time;
•each restricted stock unit award with respect to shares of common stock will become fully vested and, after giving effect to such vesting, automatically be cancelled and converted into the right to receive an amount in cash (less any applicable tax withholding) equal to (A) the total number of shares of common stock underlying such award, multiplied by (B) the Per Share Merger Consideration; and
•each performance-based restricted stock unit award with respect to shares of common stock will become fully vested based on target level achievement of all performance targets (without application of any modifier) and, after giving effect to such vesting, automatically be cancelled and converted into the right to receive an amount in cash (less any applicable tax withholding) equal to (Y) the total number of shares of common stock underlying such award, multiplied by (Z) the Per Share Merger Consideration.

Whole Earth Brands, Inc.
Notes to Consolidated Financial Statements
The Merger Agreement contains customary representations, warranties and covenants of the Company, Parent and Merger Sub, including, among others, covenants by the Company (i) to conduct its business in the ordinary course during the period between the execution of the Merger Agreement and consummation of the Merger and (ii) not to engage in certain expressly enumerated transactions during such period. Under the terms of the Merger Agreement, the Company is subject to a customary “no-shop” provision that restricts the Company and its representatives from soliciting a Takeover Proposal (as defined in the Merger Agreement) from third parties or providing information to or participating in any discussions or negotiations with third parties regarding any Takeover Proposal. However, prior to the receipt of the requisite approval of the holders of common stock, the “no-shop” provision permits the Company, under certain circumstances and in compliance with certain obligations set forth in the Merger Agreement, to provide non-public information and engage in discussions and negotiations with respect to an unsolicited Takeover Proposal that would reasonably be expected to lead to a Superior Proposal (as defined in the Merger Agreement).
The Merger Agreement also contains certain termination rights for the Company and Parent, with a termination fee of $20 million payable by the Company to Parent under certain circumstances and a termination fee of $40 million payable by Parent to the Company under certain circumstances. In addition, the Company or Parent may terminate the Merger Agreement if the Merger is not consummated by August 12, 2024.
The Merger Agreement, the Merger and the transactions contemplated thereby were (i) unanimously recommended by a special committee of the board of directors of the Company (the “Board”), consisting solely of disinterested members of the Board, on February 12, 2024 and (ii) unanimously approved by the disinterested members of the Board on February 12, 2024.
The foregoing descriptions of the Merger, the Merger Agreement, and the transactions contemplated thereby are not complete and are qualified in their entirety by the full text of the Merger Agreement, which is attached as an exhibit to this Annual Report on Form 10-K, and described in more detail in Item 1.01 of the Company’s Form 8-K filed with the SEC on February 13, 2024.

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
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The Company’s management and the principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based upon this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.
As discussed in this Annual Report on Form 10-K, this Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm pursuant to an exemption made available to us as an emerging growth company.
Item 9B.    Other Information.
Insider Trading Plans
None of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement during the year ended December 31, 2023.
Item 9C.    Disclosures Regarding Foreign Jurisdictions That Prevent Inspections.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
We will provide information that is responsive to this Item 10 in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2023. Such information is incorporated into this Item 10 by reference.
Item 11.    Executive Compensation.
We will provide information that is responsive to this Item 11 in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2023. Such information is incorporated into this Item 11 by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The number of shares to be issued upon exercise or vesting of awards issued under, and the number of shares remaining for future issuance under our equity compensation plans at December 31, 2023 were as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price per share of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,861,587	$—	6,963,205
Equity compensation plans not approved by security holders	—	$—	—
Total	3,861,587		6,963,205

(1) Includes 214,556 RSAs, 2,116,671 RSUs and 1,530,360 PSUs outstanding under our LTIP plans.
(2) There are no amounts provided under this column because only RSAs, RSUs and PSUs have been granted.
(3) Awards issuable under our LTIP plans include stock options, stock appreciation rights, stock awards, stock units, performance units and other stock-based awards.
Information related to the security ownership of certain beneficial owners and management will be provided in our 2024 proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2023. Such information is incorporated into this Item 12 by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
We will provide information that is responsive to this Item 13 in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2023. Such information is incorporated into this Item 13 by reference.
Item 14.    Principal Accounting Fees and Services.
We will provide information that is responsive to this Item 14 in our definitive proxy statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2023. Such information is incorporated into this Item 14 by reference.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.
a)The following documents are filed as part of this report:
(1)Financial Statements
All financial statements of the Company as set forth under Item 8 of this Annual Report on Form 10-K.
(2)Financial Statement Schedules
All schedules are omitted because they are either not applicable or the required information is disclosed in our audited consolidated financial statements or the accompanying notes.
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

2.7
Agreement of Merger, dated February 12, 2024, by and among Ozark Holdings, LLC, Sweet Oak Merger Sub, LLC and Whole Earth Brands, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2024).

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

10.3
Second Amendment to Amended and Restated Loan Agreement, dated as of April 24, 2023, by and among Whole Earth Brands, Inc., certain domestic subsidiaries thereto, Toronto Dominion (Texas) LLC as administrative agent thereunder, and certain lenders signatory thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2023).

10.4
Third Amendment to Amended and Restated Loan Agreement, dated as of October 5, 2023, by and among Whole Earth Brands, Inc., certain domestic subsidiaries thereto, Toronto Dominion (Texas) LLC as administrative agent thereunder, and certain lenders signatory thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2023).

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

10.8+
Amended and Restated Whole Earth Brands, Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Appendix B of the Company’s Proxy Statement on Schedule 14A, filed with the SEC on May 24, 2023).

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

10.11+
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

10.17*+	Offer Letter, dated as of December 15, 2021, by and between the Company and Duane Portwood.
10.18
Offer Letter, dated as of June 19, 2020, by and between the Company and Brian Litman with amendments dated as of January 20, 2021 and September 30, 2021 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2022).

10.19
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
10.25
Offer Letter, effective as of April 24, 2023, by and between the Company and Bernardo Fiaux (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2023).

10.26
Consulting Agreement, dated February 12, 2024, by and among Whole Earth Brands, Inc., Ozark Holdings, LLC and Irwin D. Simon (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2024).

10.27	Form of Transaction Bonus Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2024).
21.1*	List of Subsidiaries.
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm of the Company.
31.1*	Certification of Principal Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Principal Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Whole Earth Brands, Inc. Clawback Policy.
101.INS*	XBRL Instance Document the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	The cover page for the Company’s Annual Report on Form 10-K has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
+	Indicates a management or compensatory plan
†	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.
#
Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.

‡	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item 601(b)(10).
Item 16.    Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2024.

WHOLE EARTH BRANDS, INC.
By:	/s/ Rajnish Ohri
Name:	Rajnish Ohri
Title:	Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jeffrey Robinson
Name:	Jeffrey Robinson
Title:	Co-Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Rajnish Ohri	Co-Chief Executive Officer	March 12, 2024
Rajnish Ohri	(Principal Executive Officer)

/s/ Jeffrey Robinson	Co-Chief Executive Officer	March 12, 2024
Jeffrey Robinson	(Principal Executive Officer)

/s/ Bernardo Fiaux	Chief Financial Officer	March 12, 2024
Bernardo Fiaux	(Principal Financial Officer and Principal Accounting Officer)

/s/ Irwin D. Simon	Executive Chairman of the Board of Directors	March 12, 2024
Irwin D. Simon

/s/ Anuraag Agarwal	Director	March 12, 2024
Anuraag Agarwal

/s/ Steven M. Cohen	Director	March 12, 2024
Steven M. Cohen

/s/ Denise Faltischek	Director	March 12, 2024
Denise Faltischek

/s/ Ira J. Lamel	Director	March 12, 2024
Ira J. Lamel

/s/ Michael F. Goss	Director	March 12, 2024
Michael F. Goss

/s/ Michael Franklin	Director	March 12, 2024
Michael Franklin