Form 10-K/A
period 2023-12-31
Whole Earth Brands, Inc.
filed 2024-04-29
CIK 1753706

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
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

As of April 22, 2024, there were 43,273,092 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends Whole Earth Brands, Inc.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 12, 2024 (the “Original Filing”).

This Amendment No. 1 is being filed for the purpose of providing the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after December 31, 2023. The Company is filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Original Filing.

Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officers and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officers and principal financial officer are attached to this Amendment No. 1 as Exhibits 31.1, 31.2, and 31.3. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certificate required under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

Except as described above or as otherwise expressly provided by the terms of this Amendment No. 1, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment No. 1 continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. This Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing. Capitalized terms used herein and not otherwise defined are defined as set forth in the Original Filing.

i

ii

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

For the fiscal year ended December 31, 2023, our directors and named executive officers were as follows:

Name	Age	Position
Irwin D. Simon	65	Executive Chairman of the Board of Directors
Anuraag Agarwal	49	Director
Steven M. Cohen	60	Director
Denise M. Faltischek	51	Director
Michael E. Franklin	28	Director
Michael F. Goss	64	Director
Ira J. Lamel	76	Director
Rajnish Ohri	62	Co-Chief Executive Officer
Jeffrey Robinson	60	Co-Chief Executive Officer
Bernardo Fiaux	34	Chief Financial Officer
Brian Litman	56	Chief Accounting Officer

Director Biographies

Irwin D. Simon has served as Executive Chairman of the Company since June 2020 and previously served as Executive Chairman of Act II Global Acquisition Corp. from December 2018 until June 2020. Mr. Simon has more than 30 years of business experience in many domestic and international leadership and operating roles. Mr. Simon founded The Hain Celestial Group, Inc. (Nasdaq: HAIN), a leading organic and natural products company, in 1993. Mr. Simon was President, Chief Executive Officer and Chairman of Hain Celestial until December 2018 and a Director until December 2018. In the last five years, Mr. Simon has also served as Chief Executive Officer and Chairman of the Board of Tilray Brands, Inc. (Nasdaq: TLRY and TSX: TLRY), a global cannabis company, Lead Independent Director at Stagwell Inc., a provider of marketing, activation and communications solutions and services, and Co-Chairman of the Board of GP-Act III Acquisition Corp., a blank check company. Previously, he served as Chief Executive Officer and Chairman of the Board of Aphria Inc. (Nasdaq: APHA and TSX: APHA), until its reverse acquisition of Tilray Brands, Inc. In addition, he is a member of the board of trustees of Tulane University in New Orleans, Louisiana, and is a member of the board of trustees at Poly Prep Country Day School in Brooklyn, New York. Mr. Simon is also the majority owner of the Cape Breton Screaming Eagles, a Quebec Major Junior Hockey League Team, and co-owner of St. John’s Edge of the National Basketball League of Canada.

Mr. Simon’s qualifications to serve on our board of directors (the “Board”) include his demonstrated record of innovation, achievement and leadership. Mr. Simon brings to the Board more than 30 years of extensive experience in the global consumer packaged goods industry including brand marketing, commerce, operations and mergers, acquisitions and divestitures. Mr. Simon provides the Board with unique perspectives and invaluable, in-depth knowledge of the industry, including strategic growth opportunities, personnel, relationships with key customers and suppliers around the world, competitive positioning, history, culture, and all other aspects of its operations. Further, Mr. Simon’s prior employment experience and directorships bring him valuable insight into the global consumer packaged goods and educational industries, as well as the marketing and communications industry, including advertising, public relations branding, digital, social and event marketing and consumer insights.

Anuraag Agarwal has served as a Director of the Company since June 2020 and previously served as a Director of Act II Global Acquisition Corp. from March 2019 until June 2020. Since April 2022, Mr. Agarwal has served as the Group Head of Mergers & Acquisitions of TVS Motor Company, a motorcycle manufacturer and leader in the mobility space headquartered in India. From July 2020 until April 2022, Mr. Agarwal was Group Head – Strategy for ACG, a global pharma and nutraceutical manufacturing company. From June 2012 until July 2020, Mr. Agarwal was Group Head of Business Development, Strategy and Mergers & Acquisitions at Future Group, a consumer-oriented conglomerate with interests in retail, consumer brands, food parks, manufacturing, logistics, data sciences, media, insurance and financial services. Mr. Agarwal was actively involved in structuring, and overseeing Future Group’s international joint ventures, partnerships and alliances and was a member of the board of directors of some of its existing and former joint ventures and alliances, including those with The Migros Group in Switzerland, Hain Celestial, 7-Eleven, Inc. and Staples, Inc. in the United States, Fonterra Co-operative Group Limited in New Zealand and Clarks in the United Kingdom. Prior to joining Future Group in 2012, Mr. Agarwal was an investment banker focusing primarily on mergers and acquisitions, restructuring, private placements and principal investments, initially at Donaldson Lufkin and Jenrette and then for more than ten years at Berenson & Company, a boutique investment bank.

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

Steven M. Cohen has served as a Director of the Company since June 2020. From February 2013 until July 2021, Mr. Cohen served as Chief Administrative Officer and General Counsel of MacAndrews & Forbes Incorporated, where he oversaw all legal and compliance matters. He also served as Secretary to New York Governor Andrew M. Cuomo, in addition to serving as Counselor and Chief of Staff in the Office of the New York Attorney General under Attorney General Cuomo. In private practice, Mr. Cohen has represented a wide array of corporations and individuals in complex commercial, criminal, and regulatory matters. He previously served as the Chief of the Violent Gangs Unit in the U.S. Attorney’s Office for the Southern District of New York. He is a member of the New York University Board of Trustees and University of Pennsylvania Law School Board of Advisors.

Mr. Cohen’s qualifications to serve on our Board include his expertise in legal, compliance, business strategy, and human resources. Mr. Cohen has a wide array of experience in complex commercial, criminal, and regulatory matters. Mr. Cohen also has extensive experience in executive leadership matters.

Denise M. Faltischek has served as a Director of the Company since June 2020. Ms. Faltischek has served as Chief Strategy Officer and Head of International Business of Tilray Brands, Inc. (Nasdaq: TLRY, TSX: TLRY), a leading global cannabis company, since May 2021, and has previously served as Chief Strategy Officer of Aphria Inc. (Nasdaq: APHA, TSX: APHA), a leading global cannabis company, from September 2019 until its reverse acquisition of Tilray Brands, Inc. From July 2005 until August 2019, Ms. Faltischek served in numerous roles of increasing responsibility within The Hain Celestial Group, Inc. (Nasdaq: HAIN). Prior to her role as Executive Vice President and Chief Strategy Officer, Corporate Secretary of Hain, she served as Executive Vice President and General Counsel, Chief Compliance Officer from November 2013 to April 2018; Senior Vice President and General Counsel from October 2010 to November 2013; General Counsel from October 2009 to October 2010; Senior Associate General Counsel from April 2009 to October 2009; and Associate General Counsel from July 2005 until April 2009.

Ms. Faltischek’s qualifications to serve on our Board include her expertise in legal, corporate strategy, M&A and strategic transactions, finance, management and operational matters. Ms. Faltischek has a strong business acumen and extensive experience in building and growing businesses in the consumer packaged goods industry, including internationally. Ms. Faltischek also has experience in corporate governance and environmental, social and governance matters of a publicly traded company.

Michael E. Franklin joined our Board in August 2022. Mr. Franklin served as Interim Chief Executive Officer of the Company from January 1, 2023 until April 6, 2023 and as Chief Executive Officer of the Company from April 6, 2023 until July 16, 2023.  Mr. Franklin was placed on a leave of absence on July 16, 2023 until Mr. Franklin’s resignation as Chief Executive Officer of the Company on October 6, 2023. Since July 2021, Mr. Franklin has been a Partner at Mariposa Capital LLC (“Mariposa”), a Miami-based consulting firm focused on long-term value creation across various industries, including consumer-packaged goods. In his role at Mariposa, Mr. Franklin actively supports operational improvements and M&A execution. Prior to joining Mariposa, from September 2019 to July 2021, Mr. Franklin served as an investment associate at Viking Global Investors LP, a global investment firm. From July 2017 to August 2019, Mr. Franklin was an analyst at Centerview Partners, an investment banking and advisory firm.

Mr. Franklin’s qualifications to serve on our Board include his financial expertise and his expertise for value creation, M&A execution and strategic operational guidance across various industries, including the consumer-packaged goods/food products industries. Mr. Franklin has experience with both private and public companies and has a demonstrated knowledge of capital allocation. Mr. Franklin also has experience in developing and implementing corporate strategies and enhancing human resources with an unwavering commitment to building long term value creation.

Michael F. Goss has served as a Director of the Company since June 2023. Since March 2023, Mr. Goss has been a partner at Art Intelligence Global LLC, a fine art advisory firm. Mr. Goss was the Chief Financial Officer of Condé Nast from January 2020 to December 2020. Prior to joining Condé Nast, Mr. Goss was Executive Vice President and Chief Financial Officer of Sotheby’s, Inc. from March 2016 to October 2019. Prior to Sotheby’s, he served in various senior management capacities at Bain Capital, LLC for 13 years until December 2013, beginning in 2001 as Managing Director and Chief Financial Officer and assuming the additional role of Chief Operating Officer in 2004.

Mr. Goss’s qualifications to serve on our Board include his background as an accomplished finance leader with extensive senior management experience as a chief financial officer and managing director. His extensive financial insight, including with respect to internal audit, and deep understanding of global, complex businesses add considerable value and guidance to our Board.

Ira J. Lamel, CPA, has served as a Director of the Company since June 2020 and previously served as Act II Global Acquisition Corp’s Chief Financial Officer from December 2018 until June 2020. Mr. Lamel is retired. Mr. Lamel has over 40 years of experience in finance and accounting. He previously served as a director of Novanta Inc. (Nasdaq: NOVT), a leading global supplier of core technology solutions for medical and advanced industrial original equipment manufacturers, from July 2010 until July 2022. Mr. Lamel was Senior Advisor to the Chief Executive Officer of Hain Celestial from 2013 to 2014 and Executive Vice President and Chief Financial Officer of Hain Celestial from 2001 to 2013. Previously, Mr. Lamel was an audit partner in the New York area practice of E&Y. He retired from E&Y after a 29-year career.

Mr. Lamel’s qualifications to serve on our Board include his experience in finance, accounting and management leading complex organizations. Mr. Lamel has expertise in building strong leadership teams and developing international markets. Mr. Lamel also has proven ability to execute successful business strategies and drive operational excellence.

Executive Officer Biographies

Rajnish Ohri has served as Co-Chief Executive Officer of the Company since October 2023, having previously served as Interim Co-Chief Executive Officer of the Company from July 2023 to October 2023. Mr. Ohri is a seasoned entrepreneur and accomplished business operator with more than 30 years of experience in the consumer packaged goods industry across various geographies and cultures. As Vice President & Managing Director of IMEA at the Company from August 2020 to April 2023, Mr. Ohri demonstrated his passion for driving growth in underdeveloped markets and achieving positive results. Prior to joining the Company, Mr. Ohri served from October 2015 to August 2020 as the Managing Director of the IMEA region businesses of The Hain Celestial Group, Inc., a marketer, manufacturer and seller of organic and natural products.

Jeffrey Robinson has served as Co-Chief Executive Officer of the Company since October 2023, having previously served as Interim Co-Chief Executive Officer of the Company from July 2023 to October 2023. Mr. Robinson served as President of Company subsidiary Mafco Worldwide LLC (“Mafco”) and the Company’s Flavors & Ingredients segment from December 2020 to July 2023. Mr. Robinson began his career with Mafco in 1992. From August 2016 until December 2020, he was responsible for Mafco’s licorice extract business. Mr. Robinson served as Mafco’s CFO from November 2004 to December 2013. Mr. Robinson left Mafco in December 2013 (rejoining Mafco in August 2016) to work as CFO of Frutarom USA (now part of International Flavors & Fragrances - IFF).

Bernardo Fiaux has served as the Chief Financial Officer of the Company since April 2023. Mr. Fiaux joined the Company from The Kraft Heinz Company (Nasdaq: KHC) (“Kraft Heinz”), where he most recently served as CFO for the Meals, Condiments, and Foodservice division in North America. There, he supported the business in maintaining top-tier profitability and reducing balance sheet leverage to achieve post-merger targets. Prior to his role as division CFO, he also served as Head of North America M&A where he led two large divestiture processes at Kraft Heinz. Prior to Kraft Heinz, Mr. Fiaux was with 3G Capital, where he supported a series of deals including Tim Horton’s, Popeye’s, and the Heinz and Kraft Foods merger.

Brian Litman has served as the Chief Accounting Officer of the Company since September 2021, and joined the Company as Corporate Controller in June of 2020. Prior to joining the Company, Mr. Litman spent 22 years at Tribune Media Company, a media company owning a variety of newspapers, television stations and other media assets, where he served in several roles, including SVP/Controller & Chief Accounting Officer from February 2008 to April 2020 and VP/Assistant Controller from February 2005 to February 2008.

Corporate Governance

Our Board believes that good corporate governance is fundamental to the overall success of our business. To that end, our Board evaluates our corporate governance practices in light of applicable changes in Delaware law, the rules and listing standards of the Nasdaq, the rules and regulations of the SEC, and the rules and regulations under the Internal Revenue Code of 1986, as amended (the “Code”), as well as best practices suggested by recognized governance authorities, and makes modifications to our corporate governance practices that it determines are warranted in order to enhance such practices.

To guide the operation and direction of the Board and its committees, our Board has established charters for its standing committees, our Corporate Governance Guidelines and our Code of Conduct to reflect our commitment to good corporate governance and to comply with Delaware law, the rules and listing standards of the Nasdaq, the rules and regulations of the SEC and other legal requirements. These materials are available on our website – https://investor.wholeearthbrands.com/corporate-governance/governance-documents.

These materials are also available in print free of charge to stockholders, upon written request to Whole Earth Brands, Inc., Investor Relations, 125 S. Wacker Drive, Suite 1250, Chicago, Illinois 60606.

Director Independence

Nasdaq listing standards require that a majority of our Board be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of our Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board conducts an annual assessment of the independence of each member of our Board, taking into consideration all relationships between the Company and/or our officers, on the one hand, and each director, on the other, including the director’s commercial, economic, charitable and family relationships, and such other criteria as our Board may determine from time to time.

The Board monitors its compliance with Nasdaq requirements for director independence on an ongoing basis, including through an annual review of director questionnaires and consideration of transactions and relationships between each director, or any member of his or her immediate family, and the Company, as well as other relevant facts and circumstances. The Board and the Nominating and Corporate Governance Committee considered the directors’ responses to a questionnaire asking about their relationships with the Company (and their immediate family members’ relationships with the Company) and other potential conflicts of interest, as well as material provided by management related to transactions, relationships or arrangements between the Company and the directors or parties related to the directors.

Our Board has determined that each of Anuraag Agarwal, Steven M. Cohen, Denise M. Faltischek, Michael F. Goss and Ira J. Lamel qualifies as “independent” as defined under the applicable Nasdaq rules.

Risk Oversight

Our Board oversees an enterprise-wide approach to risk management, designed to support the achievement of our strategic and organizational objectives, to improve long-term organizational performance and to enhance stockholder value. A fundamental part of risk oversight is to understand the individual risks our Company faces, the steps management is taking to manage those risks, including the framework used by management for the coordinated oversight, control and continuous improvement of processes used to manage risk, and to assess management’s appetite for risk. It is management’s responsibility to manage risk and bring to the Board’s attention material risks facing our Company. Our Board receives regular reports from management on matters relating to strategic and operational initiatives, financial performance and legal developments, which are each integrated with enterprise-risk exposures. Our Board believes that the separation of the roles of Chairman and Chief Executive Officer is a best practice; however, the Board believes that stockholders are best served if the Board retains flexibility to decide what leadership structure works best for the Company, taking into consideration the Board’s business judgment and the contemporaneous facts and circumstances.

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

•          The Nominating and Corporate Governance Committee oversees governance risk, succession planning and ESG initiatives and evaluates director skills and qualifications to ensure the appropriate appointment of particular directors to our standing committees based upon the needs of that committee.

Communications with the Board

Stockholders and other interested parties who wish to communicate directly with any member of our Board, or our non-management directors as a group, may do so by writing to the Board or non-management directors, Whole Earth Brands, Inc., c/o General Counsel, 125 S. Wacker Drive, Suite 1250, Chicago, Illinois 60606.

Meetings and Board Committees

Board Meetings and Director Attendance

The Board met, either in person or by teleconference, 14 times in 2023. In 2023, each director (other than Michael Franklin) attended at least 75% of the meetings of our Board (held during the period that he or she served) and the meetings of all committees of our Board on which the director served (held during the period that he or she served).

Directors are expected to prepare for and use reasonable efforts to participate in all Board meetings and meetings of the committees on which they serve. The Board and each committee will meet as frequently as necessary to properly discharge their responsibilities. In addition, directors are expected to use reasonable efforts to attend the Company’s Annual Meeting of Stockholders. All current Directors (other than Michael Goss, who was not yet a member of the Board) attended the Company’s most recent Annual Meeting of Stockholders held on June 8, 2023.

Committees of the Board

Our Board currently has standing Audit, Compensation and Nominating and Corporate Governance Committees. All of the members of these committees meet the applicable independence requirements of the Nasdaq and the SEC. Our Board has the ability to establish special committees, if necessary. Following receipt of the non-binding proposal from Sababa Holdings FREE, LLC (“Sababa”) on June 25, 2023, our Board formed a special committee to review and evaluate the proposal and any alternative proposals or other strategic alternatives, which ultimately resulted in the Company’s entry into the Merger Agreement (as defined below in Item 13).

Each of our standing committees is governed by a written charter, which is subject to annual review by each respective committee and approval by the Board. Committee charters are available on our website (https://investor.wholeearthbrands.com/corporate-governance/governance-documents).

Board Committee Membership

As of December 31, 2023, our committee membership was as follows:

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Irwin D. Simon
Anuraag Agarwal	*	*
Steven M. Cohen	*		*
Denise M. Faltischek			+
Michael Franklin
Michael F. Goss		+	*
Ira J. Lamel	+	*

*	Committee Member
+	Committee Chair

Audit Committee

Our Audit Committee met four times in 2023. In addition thereto, various members of our Audit Committee convened numerous times throughout 2023 to discuss and direct the internal investigation described in the “Other Events” Section of the Original Filing. Our Audit Committee is comprised of Ira J. Lamel, Steven M. Cohen and Anuraag Agarwal, with Ira J. Lamel serving as chair. The Board has affirmatively determined that each member of the Audit Committee qualifies as independent under Nasdaq rules applicable to board members generally and under the Nasdaq rules and Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 10A-3 specific to audit committee members. All members of our Audit Committee meet the requirements for financial literacy under the applicable Nasdaq rules. In addition, the Board has determined that Mr. Lamel qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

As outlined in its written charter, the primary purpose of the Audit Committee is to provide oversight of our accounting and financial reporting processes and audits of our financial statements, as well as of our global compliance program, including matters related to compliance with financial, legal and regulatory requirements.

Our Audit Committee is responsible for, among other things:

•	appointing an independent registered public accounting firm to act as our independent auditor;

•	discussing with our independent registered public accounting firm their independence from management;

•	evaluating the independent auditor’s qualifications, independence and performance;

•	reviewing the independent’s auditor’s quality control procedures and evaluating the lead partner of the independent auditor;

•	determining the engagement of the independent auditor;

•	reviewing and approving the scope and timing of the annual audit and the audit fee for all audit service and non-audit services;

•	reviewing and discussing with management and the independent auditor the results of the annual audit and the review of our quarterly financial statements;

•	approving the retention of the independent auditor to perform any proposed permissible non-audit services;

•	monitoring the rotation of partners of the independent auditor on our engagement team in accordance with requirements established by the SEC;

•	reviewing our financial statements and our management’s discussion and analysis of financial condition and results of operations to be included in our periodic reports to be filed with the SEC;

•	meeting with the independent auditor prior to the audit to discuss the overall audit strategy, planning and staffing of the audit;

•	reviewing our critical accounting policies and practices; and

•	reviewing and evaluating, at least annually, the performance of the Audit Committee and its members, including compliance by the Audit Committee with its charter.

Compensation Committee

Our Compensation Committee met five times in 2023 and had numerous other informal meetings and working sessions.

Our Compensation Committee is comprised of Michael F. Goss, Anuraag Agarwal and Ira J. Lamel, with Michael F. Goss serving as chair. We have affirmatively determined that each member of the Compensation Committee qualifies as independent under Nasdaq rules, including the additional independence standards for members of a Compensation Committee, and that each qualifies as a “non-employee director” as defined in Rule 16b-3 of the Exchange Act.

As outlined in its written charter, the Compensation Committee is responsible for, among other things:

•	periodically reviewing and advising our Board on the company’s overall compensation philosophy, policies, and plans;

•
reviewing and recommending to our Board the compensation of our Co-Chief Executive Officers, including the corporate goals and objectives applicable to, and an evaluation of the performance of, our Co-Chief Executive Officers;

•	reviewing and approving the compensation of all other executive officers;

•	recommending to our Board the establishment and terms of our incentive compensation and equity-based plans;

•	approving grants of options and other equity awards to all executive officers under our equity compensation plans;

•	reviewing and recommending to our Board regarding director compensation; and

•	reviewing and evaluating, at least annually, the performance of the Compensation Committee and its members, including compliance by the Compensation Committee with its charter.

The Compensation Committee may delegate its authority and duties to subcommittees or individual members of the Compensation Committee, as it deems appropriate in accordance with applicable laws and regulations. The Compensation Committee has delegated authority to our Co-Chief Executive Officers to make equity grants to new hires and such other awards to existing employees who are not executive officers within predetermined guidelines. These grants are reviewed with the Compensation Committee annually. The Compensation Committee may also delegate authority to the Company’s Chief Human Resources Officer to make amendments to the Company’s benefit plans that she determines to be necessary to maintain compliance with applicable law or other technical amendments that do not materially increase the cost of the plans to the Company.

Pursuant to its charter, the Compensation Committee has sole authority to retain or obtain advice from any compensation consultant, legal counsel or other advisor, as the Compensation Committee deems appropriate to assist the Committee in the performance of its duties, including the sole authority to approve the compensation and other terms and conditions of retention. Korn Ferry served as the Compensation Committee’s independent compensation consultant in 2023. The Compensation Committee retained Korn Ferry to assist with the development of a peer group against which to evaluate our executive compensation levels and our equity compensation program. Korn Ferry provided advice or assistance only with respect to executive compensation.

For additional information regarding the services provided by Korn Ferry, please see the Compensation Discussion & Analysis section.

In 2023, Korn Ferry and its affiliates did not provide additional services to the Company other than at the request of the Compensation Committee. After review and consultation with Korn Ferry, the Compensation Committee determined that Korn Ferry is independent, and there is no conflict of interest resulting from retaining Korn Ferry during 2023. In reaching these conclusions, the Compensation Committee considered the factors set forth in the SEC rules and the Nasdaq listing standards.

The Compensation Committee Report can be found on page 16 of this Amendment No. 1.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee met four times in 2023. Our Nominating and Corporate Governance Committee is comprised of Denise M. Faltischek, Steven M. Cohen and Michael F. Goss, with Denise M. Faltischek serving as chair. We have affirmatively determined that each member of the Nominating and Corporate Governance Committee qualifies as independent under Nasdaq rules.

As outlined in its written charter, the Nominating and Corporate Governance Committee is responsible for, among other things:

•	recommending director nominees for election to our Board;

•	recommending board size and composition to our Board;

•	recommending to our Board the qualifications, appointment, and removal of committee members;

•	reviewing, at least annually, our compliance with the Nasdaq corporate governance listing requirements;

•	overseeing our corporate governance policies and succession planning;

•	reporting and making recommendations to our Board concerning governance matters;

•	overseeing the Company’s environmental, social and governance initiatives; and

•
reviewing and evaluating, at least annually, the performance of the Nominating and Corporate Governance Committee and its members, including compliance by the Nominating and Corporate Governance Committee with its charter.

The Nominating and Corporate Governance Committee is responsible for recommending nominees for Board membership to fill vacancies or newly created positions, and for recommending the persons to be nominated for election at the Annual Meeting. In connection with the selection and nomination process, the Nominating and Corporate Governance Committee expects to review the desired experience, skills, diversity and other qualities to ensure appropriate Board composition, taking into account the current Board members and the specific needs of the Company and our Board. The Nominating and Corporate Governance Committee may also consider nominations of director candidates validly made by the Company’s stockholders. The Company’s stockholders may nominate director candidates by following the procedures in our bylaws, as amended.

The Nominating and Corporate Governance Committee may retain, as appropriate, search firms to assist in identifying qualified director candidates. The Nominating and Corporate Governance Committee expects to look for individuals who have displayed high ethical standards, integrity, sound business judgment and a willingness to devote adequate time to Board duties. The Nominating and Corporate Governance Committee has the ability to request any search firm that the Nominating and Corporate Governance Committee engages to include candidates with diversity of gender, race, ethnicity, personal experience and culture in its list of potential director candidates. The Nominating and Corporate Governance Committee continually reviews Board composition and potential additions while striving to maintain and grow a diverse and broad skill set that complements the business. The Nominating and Corporate Governance Committee may consider certain factors related specifically to our business, including, but not limited to:

•	knowledge of consumer-packaged goods/food products industries, particularly in branded food, nutrition and snacking, but principally in industries oriented to consumer products;

•	accounting or related financial management expertise;

•	experience executing growth and merger and acquisition strategies, to support the strategic plan of the Company;

•	international exposure and diversity of cultural background and experience with global markets;

•	leadership experience at an executive level with understanding of the development and implementation of strategies; and

•	high-level marketing and social media experience.

The Nominating and Corporate Governance Committee has not assigned specific weights to particular criteria and no particular criterion is necessarily applicable to all prospective nominees. In the evaluation of potential new candidates, the Nominating and Corporate Governance Committee intends to consider each candidate’s qualifications in light of the then-current mix of Board attributes, including diversity. Continuing directors are evaluated by the Nominating and Corporate Governance Committee in the same way, including the continuing director’s past contributions to the Board in such evaluation. Although the Board does not have a formal policy specifying how diversity of background and personal experience should be applied in identifying or evaluating director candidates, to help ensure that the Board remains aware of and responsive to the needs and interests of our customers, stockholders, employees and other stakeholders, the Board believes it is important to identify qualified director candidates who would increase the gender, racial, ethnic, personal experience and/or cultural diversity of the Board.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee during 2023 were Michael F. Goss, Anuraag Agarwal, Ira J. Lamel and John M. McMillin III (a former director who did not stand for re-election and retired from the Board in June 2023). None of these Compensation Committee members is or has ever been an officer or employee of our Company. During 2023, no member of the Compensation Committee had a relationship that must be described under the SEC rules relating to disclosure of related person transactions. In 2023, none of our executive officers served on the board of directors or Compensation Committee (or other board committee performing equivalent functions) of any entity that had one or more of its executive officers serving on the Board or the Compensation Committee of the Company.

 Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons beneficially holding more than 10% of a registered class of the Company’s equity securities to file with the SEC reports of their ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. Such directors, officers and 10% or more stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon the review of copies of such reports furnished to the Company through the date hereof, or written representations that no reports were required, the Companies believes that during the fiscal year ended December 31, 2023, all filing requirements applicable to its directors and executive officers were timely met.

Code of Ethics; Availability of Documents

On May 27, 2022, the Company adopted a Global Code of Ethics which applies to directors, employees and officers, including our Co-Chief Executive Officers and Chief Financial Officer, to ensure they understand the basic principles that govern our corporate conduct. The Global Code of Ethics is available on our website - https://investor.wholeearthbrands.com/corporate-governance/governance-documents. A stockholder may request a copy of the Global Code of Ethics by contacting our Corporate Secretary at Whole Earth Brands, Inc., 125 S. Wacker Drive, Suite 1250, Chicago, Illinois 60606. The Company intends to disclose any changes in or waivers from its Global Code of Ethics by posting such information on its website or by filing a Form 8-K.

The charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available on our website https://investor.wholeearthbrands.com/corporate-governance/governance-documents. A stockholder may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

The following discussion and analysis of our executive compensation philosophy, objectives and design, our compensation-setting process, the components of our executive compensation program, and the decisions made for compensation in respect of 2023 for our executive officers should be read together with the compensation tables and related disclosures set forth below. The discussion in this section contains forward-looking statements that are based on our current considerations and expectations relating to our executive compensation programs and philosophy. As our business and our needs evolve, the actual amount and form of compensation and the compensation programs that we adopt may differ materially from current or planned programs as summarized in this section. We are currently considered an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, for purposes of the SEC’s executive compensation disclosure rules. In accordance with such rules, we have elected to comply with the reduced compensation disclosure requirements available to emerging growth companies under the JOBS Act.

Executive Summary

In evaluating our overall executive compensation program and decisions, including payouts and awards under our compensation programs, the Compensation Committee considered a number of factors, including the achievement of both strategic enterprise and financial objectives and the position of our Company in fiscal year 2023. See “Executive Compensation Objectives” below.

Overview

This section provides an overview of our executive compensation program, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below.

Each year the Compensation Committee makes determinations related to achievement of the previous year’s compensation programs as well as the adoption of any compensation programs and performance measures for the current fiscal year. This allows the Compensation Committee to have a good understanding of the prior fiscal year’s financial performance in order to evaluate the performance of the named executive officers (each an “NEO”) against previously adopted performance measures as well as develop plans and performance metrics based on the annual operating plan for the current fiscal year.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. In 2023, our “named executive officers” consisted of each person who served as the Company’s Chief Executive Officer during the year and the two most highly compensated executive officers other than our Chief Executive Officers who were serving as executive officers as of December 31, 2023. For the fiscal year ended December 31, 2023, our NEOs were:

Named Executive Officer	Title
Rajnish Ohri	Co-Chief Executive Officer since July 16, 2023

Jeffrey Robinson	Co-Chief Executive Officer since July 16, 2023

Michael Franklin*	Former Chief Executive Officer from January 1, 2023 to July 16, 2023

Bernardo Fiaux	Chief Financial Officer since April 25, 2023

Brian Litman	Chief Accounting Officer
* Mr. Franklin ceased to serve as the Company’s Chief Executive Officer effective as of July 16, 2023 and therefore ceased to be an NEO as of that date.

Compensation Philosophy

We believe that the majority of our executive compensation should be dependent on the growth and success of our Company so that our NEOs are fully aligned with the long-term interests of our stockholders. The Compensation Committee has designed a compensation program that provides for a significant portion of executive compensation to be “at risk.” Although our NEOs (and other senior management) receive base salaries which are believed to be market competitive, a significant portion of our NEOs’ total direct compensation is paid in the form of an annual bonus, the receipt of which is dependent upon achieving quantitative performance goals established in advance by the Compensation Committee. In addition, a significant portion of our NEOs’ total compensation is paid in the form of equity that will appreciate in value only to the extent that shares held by our stockholders also increase in value.

Executive Compensation Objectives and Design

We provide a competitive total compensation package to our NEOs through a combination of base salary, annual incentives and long-term incentives.

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

Compensation-Setting Process

In setting compensation for 2023, our Compensation Committee worked closely with members of our management, including our CEO, and engaged an independent compensation consultant, Korn Ferry, to advise it. Management activities included establishing and reviewing salary, equity awards and bonuses, and other compensation for our executive officers, and determining performance goals and objectives. Our Compensation Committee worked with members of our management to gather market and operating data that members of our management reviewed in making their recommendations to our Compensation Committee. From time to time, members of our management, including our CEO, attended meetings (or portions of meetings) of our Board and Compensation Committee to present information and answer questions.

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

The Compensation Committee took the results of Korn Ferry’s comparative analyses of our peer groups (as described below), as well as the considerations provided by Korn Ferry with respect to components and levels of compensation for our executive officers, under advisement in determining competitive market practice in our industry. The Compensation Committee considered the assessment of peer group market compensation, historical compensation levels, subjective assessments of individual performance and value to the Company, and other subjective factors in establishing and approving the various elements of our executive compensation program for fiscal year 2023.

Use of Market Compensation Data; 2023 Peer Companies

We are a global food company providing access to high-quality plant-based sweeteners, flavor enhancers and other foods through our diverse portfolio of trusted brands and delicious products. Our management must therefore manage our growth with a diverse portfolio of brands/products, and the peer group identified by Korn Ferry includes companies with this type of strategy and a similar revenue size and market capitalization. This peer group is focused on food, beverage and personal product companies of similar size and scope to ours with an emphasis for manufacturers of packaged products for consumer retail. During fiscal year 2023, the peer group remain unchanged from 2022, except to remove a company that went out of business in 2023.  As a result, our 2023 peer group consisted of the following 13 companies:

Fiscal Year 2023 Peer Companies

Nature’s Sunshine Products, Inc.	The Simply Good Foods Company	Beyond Meat, Inc.
Sunopta Inc.	J&J Snack Foods	E.L.F. Beauty, Inc.
Bellring Brands, Inc.	John B. Sanfilippo & Son	MGP Ingredients, Inc.
Hostess Brands, Inc.	Farmer Bros. Co.	Freshpet, Inc.
Utz Brands, Inc.

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

Components of Executive Compensation Program

The compensation program for our NEOs currently consists of the following elements: base salary, performance-based cash incentive awards, and equity-based incentive compensation and benefits, each as described below.

Element	Fixed or Variable	Purpose & Design Features
Base Salary	Fixed	To attract and retain executives by offering fixed compensation that is competitive with market opportunities and that recognizes each executive’s position, role, responsibility and experience.

Annual Performance-Based Incentive	Variable	To motivate and reward the achievement of our annual performance goals, based on the attainment of pre-defined financial performance objectives.

Equity Awards	Variable
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

Base Salary

Base salaries for our NEOs are established based on the individual’s scope of responsibilities, experience, and market factors. The Compensation Committee typically reviews base salaries on an annual basis, referencing peer group and survey data to understand the marketplace for individuals in similar positions. No formulaic base salary increases are provided to our NEOs; however, annual merit increases are provided when the Compensation Committee determines that such increases are warranted in light of national salary increase levels, salary levels within companies in our peer group, individual performance and/or overall Company performance. We pay base salaries to attract, recruit and retain qualified employees. The base salaries for 2023 for our NEOs take into account the initial base amount set forth in the executives’ respective employment agreement or employment offer letter, as applicable, and the scope of the executives’ responsibilities, individual contributions, prior experience and sustained performance.

The base salaries of our NEOs for 2023 were as follows:

Executive & Title	2023 Base Salary*
Rajnish Ohri, Co-Chief Executive Officer(1)	$500,000
Jeffrey Robinson, Co-Chief Executive Officer	$600,000
Michael Franklin, Former Chief Executive Officer(2)	$50,000
Bernardo Fiaux, Chief Financial Officer	$325,000
Brian Litman, Chief Accounting Officer	$351,900

*
These amounts represent the executive’s annual base salary as of December 31, 2023, except in the case of Mr. Franklin, whose amount represents his annual base salary as of October 6, 2023 (the date he resigned from his employment with the Company).

(1) Mr. Ohri received an increase in his annual base salary in connection with his appointment to Co-Chief Executive Officer of the Company.
(2) Mr. Franklin ceased to serve as the Company’s Chief Executive Officer effective as of July 16, 2023

Annual Performance-Based Cash Incentive Compensation

The annual cash incentive award program is based on performance targets approved by the Compensation Committee and NEOs are eligible to receive a cash bonus equal to a percentage of the NEOs’ base salary. In connection with his promotion to Co-Chief Executive Officer of the Company, Mr. Ohri’s potential bonus increased to 100% of his base salary. The annual financial objectives and final bonus determinations are approved in advance by the Compensation Committee, subject to continued employment through the applicable payment date of such bonus. In February 2024, the Compensation Committee determined that in 2023 the Company achieved the performance levels necessary for the payment of an annual bonus. As a result, in March 2024, all bonus-eligible employees, including the NEOs (other than Mr. Franklin), were paid a bonus for 2023 performance. Pursuant to the terms of his offer letter with the Company, Mr. Franklin was not eligible for a 2023 performance bonus. Mr. Fiaux’s 2023 bonus was pro-rated based on his start date with the Company. For 2022, the Compensation Committee determined that the Company fell short of the threshold level of performance achievement. Consistent with our pay-for-performance philosophy, the Compensation Committee determined not to pay our NEOs a bonus in 2023 for 2022 performance.

Long-Term Equity Incentive Compensation

The Compensation Committee believes that providing compensation through its equity compensation plan provides the appropriate long-term growth incentives for the Company and for the benefit of stockholders. We provide equity-based long-term incentive compensation to our NEOs to link long-term results with our stockholders’ interests, to promote the long-term retention of our executives and key management personnel and to ensure that such NEOs have a continuing stake in our long-term success. We grant equity incentive awards to our NEOs in conjunction with the applicable NEO’s initial hire, as applicable, and at other times at the discretion of the Compensation Committee, which we expect will be in the first quarter of each year. The Compensation Committee anticipates using grants of equity awards to further our objective of a pay-for-performance compensation program to tie executive compensation to the achievement of our longer-term corporate strategies and business objectives and to the long-term interests of our stockholders.

With respect to our 2023 annual equity grants, we issued time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) under our equity-based 2020 long-term incentive plan (the “2020 LTIP”) to our NEOs, as well as our key employees. The RSUs are subject to three-year graded vesting, subject to the NEO’s continued employment with the Company, with vesting subject to acceleration in limited circumstances. The PSUs may be earned at the end of the three-year performance period from 0% - 200% of target units awarded based on achievement against a cumulative adjusted EBITDA goal.

In 2023, we adopted the Whole Earth Brands, Inc. 2023 Employee Stock Purchase Plan (the “ESPP”). However, to date, no offering periods have commenced under the ESPP.

Retention, New Hire, & Promotion Equity Awards

In August 2022, the Board approved, upon recommendation of the Compensation Committee, stock retention awards in the form of RSUs to many of our key employees, including our NEOs (other than Mr. Franklin, who was not an employee of the Company at the time of these retention awards). The retention awards provided for vesting on the one-year anniversary of the date of grant, subject to the employees continued employment through that date.

In April 2023, in connection with his commencement of employment, Mr. Fiaux was granted 289,286 RSUs subject to both time- and performance-based vesting.

In May 2023, the Board approved, upon recommendation of the Compensation Committee, stock retention awards in the form of RSUs to many of our key employees, including Mr. Ohri and Mr. Litman. With respect to the grants to our NEOs, the retention awards provide for vesting on the two-year anniversary of the date of grant, subject to the employees continued employment through that date.

In August 2023, in connection with his promotion to Co-Chief Executive Officer of the Company, Mr. Ohri was granted 187,032 restricted stock units, which will vest in three equal annual installments beginning on the first anniversary of the date of grant.

Change in Control Benefits

The Compensation Committee believes change in control benefits serve to minimize distractions to the executive, reduce the risk that the executive will depart the Company before a transaction is consummated, and allow the executive to focus on continuing normal business operations until a transaction is consummated. As further described below, in February 2024, the Company entered into the Transaction Bonus Agreements (as defined below in the section entitled “Potential Payments Upon Termination or Change in Control”) with key employees of the Company, including the NEOs (other than Mr. Franklin).

Clawback Policy

On November 30, 2023, the Board adopted a “clawback” policy. This policy was adopted to comply with Section 10D of the Exchange Act and the NASDAQ listing standards adopted in 2023 as mandated by the Dodd-Frank Act. Under the policy, which applies to the company’s current Section 16 officers, the company must recover erroneously awarded incentive-based compensation. Recovery is triggered by accounting restatements that correct errors that are material to previously issued financial statements (“Big R” restatements), as well as restatements that correct errors that are not material to previously issued financial statements but would result in a material misstatement if (a) the errors were left uncorrected in the current report or (b) the error correction was recognized in the current period (“little r” restatements). The policy does not provide for enforcement discretion by the compensation committee or the Board and requires recovery regardless of whether a covered person engaged in any misconduct or is at fault.

Method of Accounting and Our Assumptions

As of December 31, 2023, the Company has only granted equity in the form of RSUs (both time-based and performance-based) and restricted stock. The fair value of RSUs and restricted stock is measured at the market price of the Company’s stock on the date of grant. The fair value of share-based award grants is amortized to expense over the vesting period.

Effect of Accounting and Tax Treatment

When determining the components of the compensation paid to our executive officers, we review the anticipated accounting and tax consequences to us and the executive officers, including: the recognition of share-based compensation; Section 162(m) of the Code which imposes a limit on the amount of compensation that we may deduct in any one year with respect to our NEOs; the Tax Cuts and Jobs Act which eliminated the exception that allowed for the deductibility of certain performance-based compensation; Section 409A of the Code which governs “nonqualified deferred compensation;” and Section 280G of the Code which governs “parachute payments” in connection with a change in control. We strive to ensure that there are no negative accounting or tax implications due to the design of our executive compensation programs; however, we will take the actions that we deem necessary and appropriate to further the best interest of our stockholders, promote our corporate goals, and achieve our compensation goals of attracting and retaining executive talent.

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

Other than our 401(k) plan, we do not offer defined benefit or contribution retirement plans or arrangements or nonqualified deferred compensation plans or arrangements for our executive officers. We do not pay perquisites or provide for tax “gross ups” to our named executive officers.

Executive Employment Agreements

The employment agreements generally provide for base salary, incentive compensation, benefits, severance protection and certain restrictive covenants. Our NEOs are generally subject to a non-competition covenant and a non-solicit of employees and customers/suppliers covenant for a period of twelve months following their termination of employment.

Jeffrey Robinson Offer Letter

Mr. Robinson executed an offer letter effective December 7, 2020, with the Company for the position of President at Mafco Worldwide LLC. Mr. Robinson was promoted to Interim Co-Chief Executive Officer of the Company in July 2023 and Co-Chief Executive Officer of the Company effective October 9, 2023.

Pursuant to the terms of his offer letter, Mr. Robinson’s compensation includes (a) a base salary of $390,000; (b) an annual performance bonus opportunity with a target level of 75% of his base salary; and (c) a discretionary long-term incentive award opportunity beginning January 1, 2021, which bonus will be prorated based on the number of days of employment during the performance period. Mr. Robinson also remained eligible for previously granted equity awards as well as his vested benefits in connection with the termination of the Company’s legacy defined benefit pension plan; and (c) a transaction cash bonus equal to $1,200,000, to be paid within fourteen business days following the closing of a future sale of Mafco, subject to Mr. Robinson’s employment through the closing date of a Company sale. In addition to standard Company benefits, Mr. Robinson is entitled to use of a Company car.

Under his offer letter, if Mr. Robinson’s employment is terminated without “cause” (as defined in his employment agreement), then, subject to his timely execution and non-revocation of a general release of claims, he will be eligible to receive (i) continued payment of his base salary for six (6) months following termination and (ii) a prorated portion of his long-term incentive awards. Mr. Robinson’s severance entitlement is subject to a duty to mitigate damages by seeking comparable employment during the severance term. If Mr. Robinson secures employment during the severance term, his severance entitlement will be reduced by any income earned during such period. Mr. Robinson’s employment agreement contains non-competition, non-solicitation and no-hire covenants that will apply for twelve (12) months following his termination.

Rajnish Ohri Offer Letter

Mr. Ohri executed an employment contract effective October 2021, with the Company for the position of Vice President & General Manager IMEA and was promoted to Interim Co-Chief Executive Officer of the Company in July 2023 and Co-Chief Executive Officer of the Company effective October 9, 2023.

On August 1, 2023, the Board approved the following compensation arrangements for Mr. Ohri in connection with his appointment as an Interim Co-Chief Executive Officer of the Company: (a) Mr. Ohri will receive an annual base salary of $500,000; (b) at the end of each calendar year while employed, Mr. Ohri will be eligible for a discretionary annual incentive bonus with a target level equal to 100% of his base salary; and (c) Mr. Ohri has been granted a stock award under the 2020 LTIP consisting of 187,032 restricted stock units, which will vest in three equal annual installments beginning on the first anniversary of the date of grant (August 1, 2023). Mr. Ohri will be eligible to participate in the employee benefit programs made available to other senior executives of the Company from time to time, subject to the terms of the applicable plan documents and generally applicable Company policies.

If Mr. Ohri is terminated by the Company without cause (excluding death or disability), the Company will pay to Mr. Ohri an amount equal to twelve months base salary, payable during the Company’s normal payroll cycle. Mr. Ohri will be subject to standard non-compete, non-solicit, and confidentiality clauses.

Bernardo Fiaux Offer Letter

Mr. Fiaux executed an offer letter effective April 24, 2023, with the Company for the position of Chief Financial Officer. Pursuant to the terms of his offer letter, Mr. Fiaux’s compensation includes (a) a base salary of $325,000; (b) an annual performance bonus opportunity with a target level of 100% of his base salary (which bonus amount was prorated for 2023); and (c) a discretionary long-term incentive award opportunity (the “Discretionary Award”) paid in cash or stock of up to $500,000 per year for a period of four years from the start date, comprised of: (i) up to 89,286 restricted stock units (both time- and performance-based) and (ii) up to $250,000 in cash, in each case, subject to Mr. Fiaux’s continued employment through such applicable grant and vesting dates. Mr. Fiaux’s compensation also includes a time equity award under the 2020 LTIP consisting of performance-based restricted stock units in respect of 200,000 shares of the Company’s common stock (“Company Common Stock”), which will vest upon achievement of certain performance goals subject to Mr. Fiaux’s continuous employment prior to vesting. Mr. Fiaux is eligible to participate in the employee benefit programs made available to other senior executives of the Company from time to time, subject to the terms of the applicable plan documents and generally applicable Company policies.

If Mr. Fiaux is terminated by the Company without cause (excluding death or disability), the Company will pay to Mr. Fiaux an amount equal to six months’ base salary, payable during the Company’s normal payroll cycle and up to 50% of the unvested Discretionary Award for the year of termination, which shall vest, if at all, as approved by the Board in its discretion. Mr. Fiaux’s offer letter contains standard non-compete, non-solicit, and confidentiality clauses.

Brian Litman Offer Letter

Mr. Litman executed an offer letter effective June 2020, with the Company for the position of Corporate Controller and was promoted to Chief Accounting Officer of the Company effective September 28, 2021.

Pursuant to the terms of his offer letter and promotion to Chief Accounting Officer, Mr. Litman’s compensation includes (a) a base salary of $340,000; (b) an annual performance bonus opportunity with a target level of 40% of his base salary; and (c) a discretionary long-term incentive award opportunity with a target payment of $255,000 (75% of his base salary), which bonus will be prorated based on the number of days of employment during the performance period. Mr. Litman was also awarded a sign-on/retention cash bonus equal to $150,000, subject to Mr. Litman’s continuing employment through the second anniversary of his hire date. At the time of Mr. Litman’s promotion, he was also granted an additional number of restricted stock units under the 2020 LTIP. In January 2021, Mr. Litman’s offer letter was amended to clarify the payment date and repayment terms with respect to his sign-on bonus.

Under his offer letter, if Mr. Litman’s employment is terminated without “cause” (as defined in his employment agreement), then, subject to his timely execution and non-revocation of a general release of claims, he will be eligible to receive (i) continued payment of his base salary for six months following termination and (ii) a prorated portion of his long-term incentive awards. Mr. Litman’s severance entitlement is subject to a duty to mitigate damages by seeking comparable employment during the severance term. If Mr. Litman secures employment during the severance term, his severance entitlement will be reduced by any income earned during such period. Mr. Litman’s employment agreement contains non-competition, non-solicitation and no-hire covenants that will apply for six months following his termination.

Michael Franklin Offer Letter

Mr. Franklin executed an offer letter effective April 6, 2023 with the Company for the position of Interim Chief Executive Officer. Pursuant to his employment letter, Mr. Franklin was to receive an annual base salary of $50,000. In addition, Mr. Franklin was granted certain equity units under the 2020 LTIP, which included: (a) 742,471 restricted stock units, which were to vest in full on the first anniversary of the grant date; and (b) 742,471 performance-based restricted stock units, which were to vest in full on the first anniversary of the grant date, subject to the achievement by the Company of certain financial performance conditions established by the Board. Mr. Franklin was eligible to participate in the employee benefit programs made available to other senior executives of the Company from time to time, subject to the terms of the applicable plan documents and generally applicable Company policies.

Mr. Franklin ceased serving as the Company’s Chief Executive Officer effective as of July 16, 2023, when he was placed on a leave of absence, and as of October 6, 2023, Mr. Franklin resigned from his employment with the Company and did not receive compensation as an employee after such date. Mr. Franklin did not receive any severance in connection with his termination. All equity awards granted to Mr. Franklin in his employment letter were forfeited without vesting when his employment with the Company terminated.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion & Analysis contained in this Amendment No. 1 with management and, based on such review and discussions, the Compensation Committee has approved the inclusion of the Compensation Discussion & Analysis in this Amendment No. 1 for filing with the SEC.

This Compensation Committee Report does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing with the SEC, except to the extent that the Company specifically incorporates this report by reference into another Company filing.

THE COMPENSATION COMMITTEE
Michael F. Goss, Chair
Anuraag Agarwal
Ira J. Lamel

Executive Compensation

2023 Summary Compensation Table

The following table sets forth information regarding compensation earned by our NEOs during years 2022 and 2023. In accordance with the rules promulgated by the SEC, certain columns relating to information that is not applicable have been omitted from this table. No amounts are reported for Messrs. Ohri, Franklin, Fiaux, and Litman for 2022 because they were not NEOs in 2022.

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation(3)	Total
Rajnish Ohri Co-CEO	2023(4)	$394,405	$0	$1,226,907	$588,500	$63,248	$2,273,060
Jeffrey Robinson Co-CEO	2023	$548,475	$0	$393,900	$812,988	$66,085	$1,821,448
	2022	$392,925	$0	$783,443	$0	$87,619	$1,263,987
Michael Franklin Former CEO(5)	2023	$40,572	$0	$3,474,764	$0	$43,333	$3,558,669
Bernardo Fiaux Chief Financial Officer	2023	$218,750	$0	$682,715	$264,100	$13,148	$1,178,713
Brian Litman Chief Accounting Officer	2023	$348,925	$0	$449,544	$244,346	$16,869	$1,059,684

(1)
The grant date fair market value of each equity award was computed in accordance with FASB ASC Topic 718. These equity numbers include the annual LTIP award grants, the retention grants made in May 2023, the sign-on grant for Mr. Fiaux and the sign-on grant for Mr. Franklin (which was forfeited without vesting when Mr. Franklin resigned from his employment with the Company in October 2023).

(2)	The 2023 amounts in this column reflect the payment of the 2023 annual performance bonus which was paid in cash in March 2024.
(3)	Amounts in this column include:

Name and Principal Position	Year	401(k) Match	Health & Welfare Insurance(6)	Car Allowance	Board Fees	Total All Other Compensation
Rajnish Ohri	2023	$0	$0	$63,248	$0	$63,248
Jeffrey Robinson	2023	$26,400	$34,685	$5,000	$0	$66,085
	2022	$24,400	$56,559	$6,660	$0	$87,619
Michael Franklin	2023	$0	$0	$0	$43,333	$43,333
Bernardo Fiaux	2023	$5,500	$7,648	$0	$0	$13,148
Brian Litman	2023	$13,957	$2,912	$0	$0	$16,869

(4)	Mr. Ohri is paid in United Arab Emirates dirhams. Mr. Ohri’s 2023 compensation has been converted to U.S. dollars based on the Financial Times December 29, 2023 exchange rate of 1 AED = $0.2723.
(5)
Mr. Franklin received cash compensation in May 2023 for his service as a director in 2022.   Mr. Franklin ceased to serve as the Company’s Chief Executive Officer effective as of July 16, 2023, and therefore ceased to be an NEO as of that date.

(6)	This amount also includes Health Savings Account (HSA) contributions made by the Company.

Narrative Discussion to Summary Compensation Table

The Summary Compensation Table above quantifies the amount or value of the different forms of compensation earned by or awarded to our named executive officers in 2023 and 2022 and provides a dollar amount for total compensation. Descriptions of the material terms of each named executive officer’s compensation arrangements with us and related information is provided under “Compensation Discussion and Analysis” above.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to outstanding equity awards for each of our NEOs as of December 31, 2023:

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Rajnish Ohri	3/18/2021							18,012	$61,421
	3/24/2022							35,638	$121,526
	5/1/23							69,576	$237,254
	5/9/23							126,093	$429,977
	8/1/23							187,032	$637,779
Jeffrey Robinson	3/18/2021							23,639	$80,609
	3/24/2022							44,889	$153,071
	5/9/23							158,831	$541,6.14
Michael Franklin(3)								0	$0
Bernardo Fiaux	5/1/23							289,286	$986,465
Brian Litman	3/18/21							9,433	$32,167
	9/28/21							1,022	$3,485
	3/24/22							29,351	$100,087
	5/1/23							46,417	$158,282
	5/9/23							137,097	$467,500
(1)
Each NEO has been granted time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) under the 2020 LTIP. Generally, the RSUs will become vested in three equal annual installments over the three years following the grant date (except for the May 1, 2023 grants to Mr. Ohri and Mr. Litman, which will vest two years following the grant date). Generally, the PSUs will become vested on the third anniversary of the grant date, which vesting is also subject to the achievement by the Company of certain financial performance criteria, with a vesting range of 0% to 200%. Both the RSUs and the PSUs will settle in shares of Company Common Stock on a one-for-one basis, subject to the grantee’s continued employment with the Company, on the applicable vesting dates (upon an involuntary termination of employment without “cause,” RSUs will vest in full and PSUs will vest on a pro rata basis, with the ultimate pay out being made at the end of the performance period based on the Company’s actual performance, except that the PSUs will be forfeited if the termination without “cause” occurs prior to 12 months after the grant date). In the event of a voluntary termination by the grantee prior to the vesting date, all RSUs and PSUs subject to an award will be forfeited.

(2)	Market value of stock computed by multiplying the closing market price of FREE stock on December 29, 2023 ($3.41) by the number of RSUs or PSUs granted.
(3)	In connection with his resignation, Mr. Franklin’s outstanding unvested equity awards were forfeited.

Potential Payments Upon Termination or Change in Control

On February 12, 2024, the Company entered into transaction bonus agreements with certain executives and key employees of the Company (collectively, the “Transaction Bonus Agreements”), including Mr. Ohri, Mr. Robinson, Mr. Fiaux and Mr. Litman. Under the agreements, each executive is eligible to receive a cash bonus contingent upon the closing of a “Change in Control” of the Company (as defined in the Transaction Bonus Agreements), so long as such Change in Control occurs on or before December 31, 2024. For Mr. Ohri and Mr. Robinson, the transaction bonus is $2.1 million, for Mr. Fiaux, the transaction bonus is $897,000, and for Mr. Litman, the transaction bonus is $809,370. Each bonus is payable in two installments, subject to the executive’s execution of a release of claims in favor of the Company: 50% of the bonus is payable no later than fifteen days following the closing of a Change in Control and the remaining 50% is payable on (a) the six-month anniversary of the Change in Control so long as the executive is still employed by the Company or (b) the date on which the executive’s employment with the Company is terminated either (i) by the Company without “Cause” (as defined in the Transaction Bonus Agreements) or (ii) by the executive for “Good Reason” (as defined in the Transaction Bonus Agreements), if earlier. If the executive terminates employment with the Company for any reason prior to the six-month anniversary of the closing date of a Change in Control, the executive receives no severance benefits. Following such initial six-month period following the closing date of a Change in Control, each executive will be eligible to receive severance payments and benefits upon termination of the executive’s employment pursuant to the terms of any severance plans or policies (including any employment agreement or offer letter terms that provide for severance benefits) as in effect at such time. The agreements also provide that, in the event that any payments or benefits provided to an executive constitute “parachute payments” under Section 280G of the Internal Revenue Code, such parachute payments are subject to cut-back to the extent needed so that the excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended, does not apply. The agreements include, among other things, covenants of the executives that exist with respect to confidentiality, non-competition, and non-solicitation of employees.

Except as set forth in the Transaction Bonus Agreements, the severance benefits for our NEOs are provided under individual employment agreements or offer letters and, in certain cases, equity award agreements. Upon any termination of employment, each NEO will be entitled to receive, within thirty days following termination, any accrued and vested payments and benefits that have not yet been paid, including unpaid base salary earned, accrued but unused vacation and reimbursement for any unreimbursed business expenses (collectively, the “Accrued Benefits”). Additionally, depending on the type of termination, each NEO may be entitled to receive severance payments as described under “Executive Employment Agreements” above in addition to the Accrued Benefits. Terminations under which we may pay severance benefits include in the event we terminate an NEO’s employment without “cause,” an NEO resigns for “good reason” or an NEO’s employment is terminated following designated “Change in Control” situations (in each case, only as outlined in the applicable employment arrangement). The severance payments are subject to the NEO’s execution and non-revocation of a general release of claims in favor of the Company and continued compliance with customary confidentiality and non-solicitation requirements.

In the event of termination of employment due to death or disability, the NEOs are entitled to only receive payment of any Accrued Benefits. In addition, all unvested equity awards are forfeited upon the NEO’s termination due to death or disability, unless the Compensation Committee determines otherwise in its discretion pursuant to the terms of the 2020 LTIP.

Director Compensation Plans

The objectives of our Board compensation program are to provide compensation that is competitive with the compensation paid by peer companies so that we may attract and retain high quality non-employee directors and to encourage ownership of Company Common Stock to further align their interests with those of our stockholders. For 2023, our director compensation program provided the following compensation for non-employee directors:

•	an annual cash retainer of $65,000;

•	an annual restricted stock award with a value of $65,000;

•	an annual cash retainer of $500,000 for the Executive Chairman of the Board; and

•	an annual restricted stock award with a value of $250,000 for the Executive Chairman of the Board.

The cash retainers payable to non-employee directors are earned and payable in equal installments on the first day of each fiscal quarter. The restricted stock awards (the “RSAs”) payable to non-employee directors are based on the fair market value of a share of Company Common Stock on the grant date and are payable in the form of shares of restricted stock, which shares are granted upon initial election to the Board and then each year on the date of the annual stockholders meeting.

In connection with the Merger Agreement (as defined below in Item 13), Mr. Simon entered into a consulting agreement to provide certain transitional services to the Company following the consummation of the transactions contemplated by the Merger Agreement. In March 2024, the Company paid each director (other than Mr. Franklin) a special one-time fee for services provided in connection with the execution of the Merger Agreement. For more information, see Item 13. Certain Relationships and Related Transactions, and Director Independence below.

Director Compensation Table

The following table provides information concerning the 2023 compensation of each non-employee director who served on the Board in 2023. Company employees do not receive compensation for serving as a director.

Name	Stock Awards ($)(1)	Fees Earned or Paid in Cash ($)	Total ($)
Irwin D. Simon	$250,000	$500,000	$750,000
Anuraag Agarwal	$65,002	$65,000	$130,002
Steven M. Cohen	$65,002	$65,000	$130,002
Denise M. Faltischek	$65,002	$65,000	$130,002
Michael E. Franklin(2)	$-	$-	$-
Michael F. Goss(3)	$65,002	$32,500	$97,502
Ira J. Lamel	$65,002	$65,000	$130,002

(1)
The amounts in this column represent the aggregate grant date fair market value of restricted stock awards granted to each non-employee director, computed in accordance with FASB ASC Topic 718. The value represents the number of shares issued (61,425 for Mr. Simon and 15,971 for the other directors) multiplied by the closing price on July 15, 2023, the date of grant ($4.07).

(2)
Mr. Franklin joined the Board in August 2022 (prior to his appointment as Interim Chief Executive Officer on January 1, 2023) and did not receive any director compensation in 2022 for his Board service in 2022. Mr. Franklin received $43,333 in cash compensation in May 2023 for his service as a director in 2022.  In accordance with SEC rules, this amount is included as “All Other Compensation” for Mr. Franklin in the Summary Compensation Table above.

(3)	Mr. Goss was elected to the Board on June 8, 2023. He received an annual restricted stock award (along with all other directors) on July 15, 2023 and a pro rata annual cash retainer for 2023.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of Company Common Stock as of April 22, 2024 by:

•	each person known by the Company to be the beneficial owner of more than five percent of the outstanding Company Common Stock;

•	each of the Company’s executive officers;

•	each of the Company’s directors; and

•	all of the Company’s executive officers and directors as a group.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power. Applicable percentage ownership is based on 43,273,092 shares of Company Common Stock outstanding as of April 22, 2024. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Company Common Stock subject to options, or other rights held by such person that are currently exercisable or will become exercisable within 60 days of April 22, 2024 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Holders of More than 5%:
Entities affiliated with Sababa Holdings FREE, LLC(1)	8,905,223	20.58%
Hilary L. Shane Revocable Trust(2)	3,242,353	7.49%
Beryl Capital Management LLC(3)	3,118,138	7.21%
Named Executive Officers and Directors:
Irwin D. Simon(4)	1,262,970	2.91%
Anuraag Agarwal(5)	53,627	*
Steven M. Cohen(6)	38,627	*
Denise M. Faltischek(7)	43,627	*
Michael Franklin(8)	—	*
Michael F. Goss(9)	15,971	*
Ira J. Lamel(10)	190,405	*
Rajnish Ohri(11)	133,232	*
Jeffrey Robinson(12)	153,522	*
Bernardo Fiaux(13)	189,286	*
Brian Litman(14)	88,052	*
All current executive officers and directors as a group (11 persons)	2,169,319	4.97%

(1)
Based solely on information reported on a Schedule 13D/A filed on February 12, 2024 by Sir Martin E. Franklin (“Sir Martin”), Martin E. Franklin Revocable Trust (the “Franklin Trust”) and Sababa. Sababa, of which Sir Martin is the manager, is the direct holder of 8,905,223 shares of Company Common Stock. Sir Martin and the Franklin Trust beneficially own and have shared voting and dispositive power over all such shares held by Sababa. The principal business address of Sababa is 500 South Pointe Drive, Suite 240, Miami Beach, Florida 33139.

(2)
Based solely on information reported on a Schedule 13G filed on February 13, 2024 by Hilary L. Shane Revocable Trust and Hilary L. Shane. Hilary L. Shane Revocable Trust is the direct holder of 3,242,353 shares of Company Common Stock. Hilary L. Shane has shared voting and dispositive power over all such shares held by Hilary L. Shane Revocable Trust. The principal business address of Hilary L. Shane Revocable Trust is 78 Lighthouse Drive, Jupiter, Florida 33469.

(3)
Based solely on information reported on a Schedule 13G filed on March 28, 2024 by Beryl Capital Management LLC (“Beryl”), Beryl Capital Management LP (“Beryl GP”), Beryl Capital Partners II LP (the “Beryl Partnership”) and David A. Witkin. Beryl is the investment adviser to certain funds and other accounts. Beryl is the general partner of Beryl GP, which is the general partner of one or more of the funds. Mr. Witkin is the control person of Beryl. The principal business address of Beryl, Beryl GP, the Beryl Partnership and Mr. Witkin is 225 Avenue I, Suite 205, Redondo Beach, CA 90277.

(4)
Consists of (i) 1,165,625 shares of Company Common Stock held by Mr. Simon and (ii) 97,345 shares of Company Common Stock underlying restricted stock awards held by Mr. Simon that are subject to vesting.

(5)
Consists of (i) 28,317 shares of Company Common Stock held by Mr. Agarwal and (ii) 25,310 shares of Company Common Stock underlying restricted stock awards held by Mr. Agarwal that are subject to vesting.

(6)	Consists of (i) 13,317 shares of Company Common Stock held by Mr. Cohen and (ii) 25,310 shares of Company Common Stock underlying restricted stock awards held by Mr. Cohen that are subject to vesting.
(7)
Consists of (i) 18,317 shares of Company Common Stock held by Ms. Faltischek and (ii) 25,310 shares of Company Common Stock underlying restricted stock awards held by Ms. Faltischek that are subject to vesting.

(8)
Michael E. Franklin is the son of Sir Martin. Sir Martin does not control or influence Michael E. Franklin and Sir Martin is not controlled or influenced by Michael E. Franklin. Michael E. Franklin holds a non-voting profits interest in Sababa.

(9)	Consists of 15,971 shares of Company Common Stock underlying restricted stock awards held by Mr. Goss that are subject to vesting.
(10)
Consists of (i) 165,095 shares of Company Common Stock held by Mr. Lamel and (ii) 25,310 shares of Company Common Stock underlying restricted stock awards held by Mr. Lamel that are subject to vesting.

(11)
Consists of (i) 112,219 shares of Company Common Stock held by Mr. Ohri and (ii) 21,013 shares of Company Common Stock underlying restricted stock unit awards held by Mr. Ohri that will vest within 60 days of April 22, 2024.

(12)
Consists of (i) 127,054 shares of Company Common Stock held by Mr. Robinson and (ii) 26,468 shares of Company Common Stock underlying restricted stock unit awards held by Mr. Robinson that will vest within 60 days of April 22, 2024.

(13)
Consists of (i) 100,000 shares of Company Common Stock held by Mr. Fiaux and (ii) 62,500 shares of Company Common Stock underlying restricted stock unit awards held by Mr. Fiaux and (iii) 26,786 shares of Company Common Stock underlying performance-based restricted stock unit awards held by Mr. Fiaux that will vest within 60 days of April 22, 2024.

(14)
Consists of (i) 65,205 shares of Company Common Stock held by Mr. Litman and (ii) 22,847 shares of Company Common Stock underlying restricted stock unit awards held by Mr. Litman that will vest within 60 days of April 22, 2024.

Equity Compensation Plans

The number of shares to be issued upon exercise or vesting of awards issued under, and the number of shares remaining for future issuance under our equity compensation plans at December 31, 2023 were as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price per share of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,861,587	$—	9,063,205
Equity compensation plans not approved by security holders	—	$—	—
Total	3,861,587		9,063,205

(1)	Includes 214,556 RSAs, 2,116,671 RSUs and 1,530,360 PSUs outstanding under the 2020 LTIP.
(2)	There are no amounts provided under this column because only RSAs, RSUs and PSUs have been granted and these types of awards do not require the payment of any consideration by the award recipients.
(3)
Awards issuable under the 2020 LTIP include stock options, stock appreciation rights, stock awards, stock units, performance units and other stock-based awards. Amount in column (c) also includes 2,100,000 shares available for issuance under the Company’s 2023 Employee Stock Purchase Plan, or ESPP. To date, no offering period or purchase period under the ESPP has begun.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions Policy

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

Merger Agreement and Related Transactions

On February 12, 2024, the Company entered into a merger agreement (the “Merger Agreement”), by and among Ozark Holdings, LLC, a Delaware limited liability company (“Parent”); Sweet Oak Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of Parent (“Merger Sub”): and the Company. Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent (the “Surviving Company”). Upon the closing of the Merger, among other things, each outstanding share of Company Common Stock (other than (i) shares of Company Common Stock owned by the Company, its wholly owned subsidiaries, Parent or any of Parent’s affiliates and (ii) dissenting shares of Company Common Stock) will be automatically converted into the right to receive cash in an amount equal to $4.875 per share, without interest thereon. The following is a summary of the interests that certain of the Company’s directors and executive officers have in connection with the Merger:

•
Parent is controlled by Sir Martin, the father of Mr. Franklin. Additionally, Mr. Franklin holds a non-voting profits interest in Sababa, which is an affiliate of Parent and Merger Sub. Mr. Franklin also has the title of Partner in Mariposa, which is the manager of Parent and Merger Sub. The Company has been advised by Parent that, following the consummation of the Merger, Mr. Franklin may have a senior management position with the Surviving Company.

•
On February 12, 2024, Mr. Simon entered into a consulting agreement with Parent and the Company, pursuant to which Mr. Simon will provide certain transitional services to the Company following the consummation of the Merger for a term of six months, unless extended or renewed, and will be entitled to a consulting fee of $1.4 million to be paid on the closing date of the Merger.

•
Certain executive officers including Mr. Ohri, Mr. Robinson, Mr. Fiaux, and Mr. Litman have entered into Transaction Bonus Agreements with the Company under which they are eligible to receive a cash bonus contingent upon the closing of a “Change in Control” of the Company (as defined in the Transaction Bonus Agreements), so long as such Change in Control occurs on or before December 31, 2024. For more information regarding the Transaction Bonus Agreements, see Potential Payments Upon Termination or Change in Control above.

•
Each member of the Board, with the exception of Mr. Franklin, received a special one-time fee for their services in connection with the Merger (for Mr. Simon, this fee was in the amount of $100,000; for Mr. Cohen, this fee was in the amount of $130,000; for Ms. Faltischek, this fee was in the amount of $120,000; for Mr. Lamel, this fee was in the amount of $35,000; and for Mr. Agarwal and Mr. Goss, this fee was in the amount of $25,000).

•	The vesting of certain unvested equity awards held by certain of our directors and executive officers will accelerate upon the effectiveness of the Merger.

•	Each of our directors and officers are entitled to continued indemnification and insurance coverage under the Merger Agreement and indemnification agreements between us and such individuals.

For further information on the Merger Agreement and the Merger, see Note 18. Subsequent Events to the Company’s audited consolidated financial statements for the year ended December 31, 2023.

Other Related Party Transaction

In December 2019, Wholesome Sweeteners, Incorporated (“Wholesome”) entered into a partnership agreement with Sucro Can International, LLC (“Sucro”) to form WS Services, LLC (“WS Services”), in which Wholesome received a 50% interest and accounted for the partnership as an equity method investment. On December 31, 2023, Wholesome sold its 50% partnership interest to Sucro and exited the partnership in exchange for a $0.2 million promissory note that was due and received on March 30, 2024. During the three months ended March 31, 2023, the Company expensed $0.2 million related to costs incurred by WS Services for Wholesome’s use of a warehouse space for storage of raw materials. The Company had a liability to WS Services of approximately $0.1 million as of December 31, 2023

Item 14.	Principal Accounting Fees and Services.

The following table presents the aggregate fees billed for professional services rendered by Ernst & Young LLP (New York, NY, PCAOB ID 42) for the fiscal years ended December 31, 2022 and December 31, 2023.

Type of Fees	2022	2023
Audit Fees(1)	$2,226,854	$2,797,329
Audit-Related Fees (2)	-	-
Tax Fees(3)	39,455	21,907
All Other Fees(4)	3,600	3,600
Total	$2,269,909	$2,822,836

(1)
Audit Fees are fees for professional services rendered in connection with the audit of our consolidated financial statements included in Item 8 of our Annual Reports filed on Form 10-K, reviews of our condensed consolidated financial statements included in our Quarterly Reports filed on Form 10-Q, statutory filings and registration statements.

(2)	Audit-Related Fees are fees for services related to employee benefit plan audits, accounting consultation and compliance with regulatory requirements.

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

(4)	All Other Fees consists of fees for online technical resources.

Audit Committee’s Pre-Approval Policy

It is the Audit Committee’s policy to approve in advance the types and amounts of audit, audit-related, tax and any other services to be provided by our independent registered public accounting firm. In situations where it is not possible to obtain full Audit Committee approval, the Audit Committee has delegated authority to the Chair of the Audit Committee to grant pre-approval of auditing, audit-related, tax and all other services. Any pre-approved decisions by the Chair are required to be reviewed by the Audit Committee at its next scheduled meeting. The Audit Committee approved all of Ernst & Young LLP’s services for 2022 and 2023 and, in doing so, considered whether the provision of such services is compatible with maintaining independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Amendment No. 1:

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

4.3	Description of the Registered Securities (incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2024).
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

10.17+
Offer Letter, dated as of December 15, 2021, by and between the Company and Duane Portwood (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2023).

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

10.27	Form of Transaction Bonus Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2024).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2024).
23.1
Consent of Ernst & Young LLP, independent registered public accounting firm of the Company (incorporated by reference to Exhibit 23.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2024).

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
32.1
Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2024).

32.2
Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 of the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2024).

32.3
Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.3 of the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2024).

97.1	Whole Earth Brands, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2024).
101
The following financial statements, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets at December 31, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations and Comprehensive Income for each of the three years in the period ended December 31, 2023, (iii) Consolidated Statements of Equity for each of the three years in the period ended December 31, 2023, (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2023; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text (incorporated by reference to Exhibit 101 of the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2024).

104
The cover page for the Company’s Annual Report on Form 10-K has been formatted in Inline XBRL and contained in Exhibit 101 (incorporated by reference to Exhibit 104 of the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2024).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 26, 2024.

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

Name	Position	Date

/s/ Rajnish Ohri	Co-Chief Executive Officer	April 26, 2024
Rajnish Ohri	(Principal Executive Officer)

/s/ Jeffrey Robinson	Co-Chief Executive Officer	April 26, 2024
Jeffrey Robinson	(Principal Executive Officer)

/s/ Bernardo Fiaux	Chief Financial Officer	April 26, 2024
Bernardo Fiaux	(Principal Financial Officer and Principal Accounting Officer)

/s/ Irwin D. Simon	Executive Chairman of the Board of Directors	April 26, 2024
Irwin D. Simon

/s/ Anuraag Agarwal	Director	April 26, 2024
Anuraag Agarwal

/s/ Steven M. Cohen	Director	April 26, 2024
Steven M. Cohen

/s/ Denise Faltischek	Director	April 26, 2024
Denise Faltischek

/s/ Ira J. Lamel	Director	April 26, 2024
Ira J. Lamel

/s/ Michael F. Goss	Director	April 26, 2024
Michael F. Goss

/s/ Michael Franklin	Director	April 26, 2024
Michael Franklin