Form 10-Q
period 2024-03-31
Whole Earth Brands, Inc.
filed 2024-05-09
CIK 1753706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 8, 2024, there were 43,197,338 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

WHOLE EARTH BRANDS, INC.
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1.         Financial Statements.
Whole Earth Brands, Inc.
Condensed Consolidated Financial Statements (Unaudited)
For the Quarter Ended March 31, 2024

Whole Earth Brands, Inc.
Condensed Consolidated Balance Sheets
(In thousands of dollars, except for share and per share data)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$23,750	$30,513
Accounts receivable (net of allowances of $1,281 and $1,460, respectively)	70,067	74,012
Inventories	218,040	209,271
Prepaid expenses and other current assets	7,502	6,429
Total current assets	319,359	320,225

Property, Plant and Equipment, net	53,887	54,937

Other Assets
Operating lease right-of-use assets	25,218	19,223
Goodwill	186,479	193,610
Other intangible assets, net	222,821	229,936
Deferred tax assets, net	509	500
Other assets	7,362	7,266
Total Assets	$815,635	$825,697

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$58,592	$55,662
Accrued expenses and other current liabilities	25,949	32,173
Current portion of operating lease liabilities	7,273	7,370
Current portion of long-term debt	3,750	3,750
Total current liabilities	95,564	98,955
Non-Current Liabilities
Long-term debt	422,379	417,929
Deferred tax liabilities, net	32,021	31,579
Operating lease liabilities, less current portion	20,133	14,336
Other liabilities	11,551	11,208
Total Liabilities	581,648	574,007
Commitments and Contingencies (Note 8)	—	—
Stockholders’ Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 220,000,000 shares authorized; 43,058,541 and 42,853,468 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	367,026	365,721
Accumulated deficit	(132,680)	(123,284)
Accumulated other comprehensive (loss) income	(363)	9,249
Total stockholders’ equity	233,987	251,690
Total Liabilities and Stockholders’ Equity	$815,635	$825,697
See Notes to Unaudited Condensed Consolidated Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated Statements of Operations
(In thousands of dollars, except for share and per share data)
(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Product revenues, net	$129,500	$132,417
Cost of goods sold	92,193	100,076
Gross profit	37,307	32,341

Selling, general and administrative expenses	29,494	24,689
Amortization of intangible assets	4,688	4,651

Operating income	3,125	3,001

Interest expense, net	(10,859)	(10,704)
Other income (expense), net	230	(629)
Loss before income taxes	(7,504)	(8,332)
Provision for income taxes	1,892	11,465
Net loss	$(9,396)	$(19,797)

Net loss per share:
Basic	$(0.22)	$(0.47)
Diluted	$(0.22)	$(0.47)

See Notes to Unaudited Condensed Consolidated Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands of dollars)
(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Net loss	$(9,396)	$(19,797)
Other comprehensive income (loss), net of tax:
Net change in pension benefit obligations recognized, net of taxes of $(3) and $(4), respectively	(10)	(12)
Unrealized gains and losses on cash flow hedges, net of taxes of $615 and $0, respectively	1,777	—
Gains and losses on cash flow hedges reclassified to net income, net of taxes of $(128), and $0, respectively	(371)	—
Foreign currency translation adjustments	(11,008)	4,416
Total other comprehensive income (loss), net of tax	(9,612)	4,404
Comprehensive loss	$(19,008)	$(15,393)
See Notes to Unaudited Condensed Consolidated Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated Statements of Equity
(In thousands of dollars)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2022	41,994,355	$4	$360,777	$(85,188)	$(1,042)	$274,551
Net loss	—	—	—	(19,797)	—	(19,797)
Other comprehensive income, net of tax	—	—	—	—	4,404	4,404
Stock-based compensation	—	—	1,792	—	—	1,792
Net share settlements of stock-based awards	250,611	—	(405)	—	—	(405)
Balance at March 31, 2023	42,244,966	$4	$362,164	$(104,985)	$3,362	$260,545

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2023	42,853,468	$4	$365,721	$(123,284)	$9,249	$251,690
Net loss	—	—	—	(9,396)	—	(9,396)
Other comprehensive loss, net of tax	—	—	—	—	(9,612)	(9,612)
Stock-based compensation	—	—	1,763	—	—	1,763
Net share settlements of stock-based awards	205,073	—	(458)	—	—	(458)
Balance at March 31, 2024	43,058,541	$4	$367,026	$(132,680)	$(363)	$233,987

See Notes to Unaudited Condensed Consolidated Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands of dollars)
(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Operating activities
Net loss	$(9,396)	$(19,797)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	2,024	1,792
Depreciation	1,642	1,690
Amortization of intangible assets	4,688	4,651
Deferred income taxes	492	(124)
Amortization of debt issuance costs and original issue discount	587	522
Change in fair value of warrant liabilities	(2)	(154)
Changes in current assets and liabilities:
Accounts receivable	2,430	706
Inventories	(9,626)	1,579
Prepaid expenses and other current assets	(1,416)	(740)
Accounts payable, accrued liabilities and income taxes	(1,184)	14,084
Other, net	197	(142)
Net cash (used in) provided by operating activities	(9,564)	4,067

Investing activities
Capital expenditures	(1,085)	(1,556)
Proceeds from the sale of equity method investment	200	—
Net cash used in investing activities	(885)	(1,556)

Financing activities
Proceeds from revolving credit facility	11,000	—
Repayments of revolving credit facility	(6,000)	(4,000)
Repayments of long-term borrowings	(938)	(938)
Tax withholdings related to net share settlements of stock awards	(463)	(405)
Net cash provided by (used in) financing activities	3,599	(5,343)

Effect of exchange rate changes on cash and cash equivalents	87	788
Net change in cash and cash equivalents	(6,763)	(2,044)
Cash and cash equivalents, beginning of period	30,513	28,676
Cash and cash equivalents, end of period	$23,750	$26,632

Supplemental disclosure of cash flow information
Interest paid	$10,364	$10,284
Taxes paid, net of refunds	$1,212	$3,228

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
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. The balance sheet data as of December 31, 2023 was derived from the audited consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K.
In the opinion of management, the financial statements contain all adjustments necessary to state fairly the financial position of the Company as of March 31, 2024 and the results of operations and cash flows for all periods presented. All adjustments in the accompanying unaudited condensed consolidated financial statements, which management believes are necessary to state fairly the financial position, results of operations and cash flows, have been reflected and are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results to be expected for the full year.
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
Accounting Standards Not Yet Adopted—The Company qualifies as an emerging growth company (an “EGC”) and as such, has elected the extended transition period for complying with certain new or revised accounting pronouncements. During the extended transition period, the Company is not subject to certain new or revised accounting standards applicable to public companies.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The standard expands segment disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2023-07 on its consolidated financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The standard requires enhanced disclosure and greater disaggregation of information related to the effective tax rate reconciliation and income taxes paid. The standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2023-09 on its consolidated financial statement disclosures.
NOTE 2: MERGER
On February 12, 2024, the Company entered into an Agreement of Merger (the “Merger Agreement”) with Ozark Holdings, LLC, a Delaware limited liability company (“Parent”) and Sweet Oak Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Parent (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, upon the closing of the transaction, Merger Sub is expected to merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. The transaction is expected to close in the second calendar quarter of 2024, subject to the satisfaction of closing conditions contained in the Merger Agreement, including approval of the Merger by (a) the holders of a majority in voting power of the Company’s outstanding common stock, voting as a single class, and (b) the holders of sixty-six and two-thirds percent of the outstanding common stock not owned by Parent or any Parent Affiliated Persons (as defined in the Merger Agreement). Subsequent to completion of the transaction, the Company’s common stock will no longer be publicly listed and the Company will become a privately-held company. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”):
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

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
The Company’s directors and executive officers may have interests in the Merger that may be different from, or in addition to, the interests of the Company’s stockholders generally. The following is a summary of the interests that certain of the Company’s directors and executive officers have in connection with the Merger:
•Parent is controlled by Sir Martin Franklin, the father of Michael E. Franklin, a director. Additionally, Mr. Michael Franklin holds a profits interest in Sababa Holdings FREE LLC, which is an affiliate of Parent and Merger Sub. Mr. Michael Franklin also has the title of Partner in Mariposa Capital, LLC, which is the manager of Parent and Merger Sub. The Company has been advised by Parent that, following the consummation of the Merger, Mr. Michael Franklin may have a senior management position with the surviving company.
•On February 12, 2024, Irwin D. Simon, the Executive Chairman of the Board, entered into a consulting agreement with Parent and the Company, pursuant to which Mr. Simon will provide certain transitional services to the Company following the consummation of the Merger for a term of six months, unless extended or renewed, and will be entitled to a consulting fee of $1.4 million to be paid on the closing date of the Merger.
•Certain executive officers including the Co-Chief Executive Officers (Rajnish Ohri and Jeffrey Robinson), the Chief Financial Officer (Bernardo Fiaux), and the Chief Accounting Officer (Brian Litman) have entered into Transaction Bonus Agreements with the Company under which they are eligible to receive a cash bonus contingent upon the closing of a “Change in Control” of the Company (as defined in the Transaction Bonus Agreements), so long as such Change in Control occurs on or before December 31, 2024.
•Each member of the Board, with the exception of Mr. Franklin, received a special one-time fee for their services in connection with the Merger (for Mr. Simon, this fee was in the amount of $100,000; for Steven M. Cohen, this fee was in the amount of $130,000; for Denise M. Faltischek, this fee was in the amount of $120,000; for Ira D. Lamel, this fee was in the amount of $35,000; and for Anuraag Agarwal and Michael F. Goss, this fee was in the amount of $25,000).
•The vesting of certain unvested equity awards held by certain of the Company’s directors and executive officers will accelerate upon the effectiveness of the Merger.
•Each of the Company’s directors and officers are entitled to continued indemnification and insurance coverage under the Merger Agreement and indemnification agreements between us and such individuals.
The foregoing descriptions of the Merger, the Merger Agreement, and the transactions contemplated thereby are not complete and are qualified in their entirety by the full text of the Merger Agreement, which is incorporated by reference as an exhibit to this report. For more information about the Merger, see the preliminary proxy statement, as amended, initially filed by the Company with the Securities and Exchange Commission on March 15, 2024.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 3: INVENTORIES
Inventories consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials and supplies	$122,308	$125,421
Work in process	1,576	1,505
Finished goods	94,156	82,345
Total inventories	$218,040	$209,271
NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets consisted of the following (in thousands):

	March 31, 2024			December 31, 2023
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Other intangible assets subject to amortization
Customer relationships (useful life of 5 to 10 years)	$105,356	$(40,923)	$64,433	$105,616	$(38,074)	$67,542
Tradenames (useful life of 25 years)	171,829	(24,141)	147,688	174,495	(22,801)	151,694
Total	$277,185	$(65,064)	212,121	$280,111	$(60,875)	219,236
Other intangible assets not subject to amortization
Product formulations			10,700			10,700
Total other intangible assets, net			222,821			229,936
Goodwill			186,479			193,610
Total goodwill and other intangible assets			$409,300			$423,546
At March 31, 2024 and December 31, 2023, goodwill at Branded CPG was $182.8 million and $190.0 million, respectively. At March 31, 2024 and December 31, 2023, goodwill at Flavors & Ingredients was $3.6 million and $3.7 million, respectively. The change in the goodwill balances is due to fluctuations in foreign exchange rates.
The amortization expense for intangible assets was $4.7 million for both the three months ended March 31, 2024 and 2023.
Amortization expense relating to amortizable intangible assets as of March 31, 2024 for the next five years is expected to be as follows (in thousands):

Remainder of 2024	$14,051
2025	18,488
2026	18,256
2027	17,044
2028	15,056
2029	14,260

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 5: DEBT
Debt consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Term loan, due 2028	$363,750	$364,688
Revolving credit facility, due 2026	69,000	64,000
Less: current portion	(3,750)	(3,750)
Less: unamortized discount and debt issuance costs	(6,621)	(7,009)
Total long-term debt	$422,379	$417,929
Loan Agreement—At both March 31, 2024 and December 31, 2023, the Company’s senior secured loan agreement consisted of a senior secured term loan facility (the “Term Loan Facility”) of $375 million and a revolving credit facility of up to $125 million (the “Revolving Facility,” and together with the Term Loan Facility, the “Credit Facilities”). As of March 31, 2024 and December 31, 2023, term loan borrowings were $357.1 million and $357.7 million, respectively, net of unamortized discount and debt issuance costs of $6.6 million and $7.0 million, respectively. There were $69.0 million and $64.0 million of borrowings under the revolving credit facility as of March 31, 2024 and December 31, 2023, respectively. Additionally, as of March 31, 2024 and December 31, 2023, the Company’s unamortized debt issuance costs related to the revolving credit facility were $1.5 million and $1.7 million, respectively, which are included in other assets in the condensed consolidated balance sheet. As of both March 31, 2024 and December 31, 2023, there were $3.3 million of outstanding letters of credit that reduced the Company’s availability under the revolving credit facility. See Note 7 to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2023 for further information and significant terms and conditions associated with the Term Loan Facility and Revolving Facility.
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

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 6: WARRANTS
As of the date of the Business Combination, the Company had approximately 20,263,500 warrants outstanding, consisting of (i) 15,000,000 public warrants originally sold as part of the units issued in Act II’s initial public offering (the “Public Warrants”) and (ii) 5,263,500 Private Warrants that were sold by Act II to the PIPE Investors in conjunction with the Business Combination (collectively with the Public Warrants, the “Warrants”). Each warrant is exercisable for one-half of one share of the Company’s common stock at a price of $11.50 per whole share, subject to adjustment. Warrants may only be exercised for a whole number of shares as no fractional shares will be issued. As of both March 31, 2024 and December 31, 2023, the Company had 20,193,120 Public Warrants outstanding and 70,180 Private Warrants outstanding. There were no Warrants exercised for shares of the Company’s common stock in the three months ended March 31, 2024 and 2023.
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
Investment in Securities—The Company has assets in an investment fund that holds surplus funds from its terminated qualified pension plan that is being used to fund contributions to the defined contribution plan at Flavors & Ingredients and is presented in other assets in the condensed consolidated balance sheet. The investment is classified as available-for-sale and carried at fair market value. At March 31, 2024, both the estimated fair value and cost basis of the investment fund was $2.0 million. At December 31, 2023, both the estimated fair value and cost basis of the investment fund was $2.2 million. The estimated fair value of the investment fund utilized Level 2 inputs.
Debt—The Company measures its term loan and revolving facilities at original carrying value, net of unamortized deferred financing costs and fees. At March 31, 2024, the estimated fair value of the term loan was $364.2 million as compared to a carrying value of $357.1 million. At December 31, 2023, the estimated fair value of the term loan was $317.3 million as compared to a carrying value of $357.7 million. The estimated fair value of the outstanding principal balance of the term loan utilized Level 2 inputs as it is based on quoted market prices for identical or similar instruments. The fair value of the revolving facility at both March 31, 2024 and December 31, 2023 approximated carrying value.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On June 9, 2023, the Company entered into an interest rate swap with a notional value of $183.3 million that matures on February 5, 2026 to exchange variable for fixed rate interest payments related to the Term Loan Facility. The effective date of the interest rate swap was June 30, 2023. The interest rate swap is designated as a cash flow hedge and is considered highly effective. As a result, no ineffectiveness has been recognized in the condensed consolidated statement of operations during the three months ended March 31, 2024. As of March 31, 2024, the fair value of the interest rate swap was recorded in other assets in the condensed consolidated balance sheet in the amount of approximately $0.9 million with the unrealized gain recognized in other comprehensive income (loss). The change in fair value will subsequently be reclassified from other comprehensive income (loss) to interest expense, net in the periods when the hedge transaction affects earnings. Realized gains, net of tax of $0.4 million were reclassified to net income in the three months ended March 31, 2024. As of March 31, 2024, the Company expects approximately $1.2 million of the unrealized gain to be reclassified from other comprehensive income (loss) to interest expense, net over the next twelve months. The interest rate swap fair value is considered Level 2 within the fair value hierarchy as it includes quoted market prices for similar instruments as well as interest rates and yield curves that are observable in the market.
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
NOTE 9: INCOME TAXES
The Company’s provision for income taxes consists of U.S., state and local, and foreign taxes. The Company has significant operations in various locations outside the U.S. The annual effective tax rate is a composite rate reflecting the earnings in the various locations at their applicable statutory tax rates. At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. ASC 740, “Income Taxes,” allows the use of the year-to-date effective tax rate (the “discrete method”) when a reliable estimate of the estimated annual effective tax rate cannot be made. During the three months ended March 31, 2024, the Company determined the use of the discrete method is more appropriate than the annual effective tax rate method due to sensitivity to small changes to projected pre-tax earnings, which resulted in significant variations in the customary relationship between income tax expense and pre-tax earnings. As such, the Company has discretely calculated the income tax provision based on its pre-tax earnings for the three months ended March 31, 2024.
The Company’s income tax provision was $1.9 million for the three months ended March 31, 2024. The effective tax rate for the three months ended March 31, 2024 was (25.2%) on a pre-tax loss of $7.5 million. The effective tax rate differs from the statutory federal rate of 21% primarily due to an increase in the valuation allowance related to interest expense for which deductibility is limited under IRC §163(j), foreign income at different rates, non-deductible permanent differences, and state and local taxes recorded during the period.
The Company’s income tax provision was $11.5 million for the three months ended March 31, 2023, which includes a discrete tax provision of $1.0 million related primarily to tax expense for a shortfall on the tax benefits on stock-based awards that have vested and the remeasurement of state deferred taxes as a result of state law changes enacted during the quarter. The effective tax rate for the three months ended March 31, 2023 was an income tax provision of (137.6%) on a pre-tax loss of $8.3 million which differs from the statutory federal rate of 21% primarily due to an increase in the valuation allowance related to interest expense for which deductibility is limited under IRC §163(j), foreign income at different rates, non-deductible permanent differences, state and local taxes, and the U.S. tax effect of international operations including Global Intangible Low-Taxed Income (“GILTI”) recorded during the period, and the discrete tax provision described above.
At both March 31, 2024 and December 31, 2023, the Company had an uncertain tax position liability of $0.2 million, including interest and penalties. The unrecognized tax benefits include amounts related primarily to various state tax issues.

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
Stock-based compensation expense for the three months ended March 31, 2024 and 2023 was $2.0 million and $1.8 million, respectively.
A summary of activity and weighted average fair values related to the RSUs is as follows:

	Three Months Ended March 31, 2024
	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 31, 2023	2,116,671	$3.19
Granted	26,954	3.71
Vested	(118,703)	9.14
Forfeited	(12,593)	2.36
Outstanding and nonvested at March 31, 2024	2,012,329	$2.85
A summary of activity and weighted average fair values related to the RSAs is as follows:

	Three Months Ended March 31, 2024
	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 31, 2023	214,556	$5.06
Outstanding and nonvested at March 31, 2024	214,556	$5.06

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

A summary of activity and weighted average fair values related to the PSUs is as follows:

	Three Months Ended March 31, 2024
	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 31, 2023	1,530,360	$4.21
Vested	(181,576)	3.95
Forfeited	(20,171)	3.75
Outstanding and nonvested at March 31, 2024	1,328,613	$3.17
As of March 31, 2024, the Company had not yet recognized compensation costs on nonvested awards as follows (in thousands):

	Unrecognized Compensation Cost	Weighted Avg. Remaining Recognition Period (in years)
Nonvested awards	$5,981	1.26
The nonvested awards excludes unvested PSUs that are deemed not probable of vesting constituting $2.2 million of unrecognized compensation expense at March 31, 2024.
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

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The computation of basic and diluted earnings (loss) per common share is shown below (in thousands, except for share and per share data):

	Three Months Ended
	March 31, 2024	March 31, 2023
EPS numerator:
Net (loss) income attributable to common shareholders	$(9,396)	$(19,797)

EPS denominator:
Weighted average shares outstanding - basic	42,884,373	42,054,904
Effect of dilutive securities	—	—
Weighted average shares outstanding - diluted	42,884,373	42,054,904

Net (loss) earnings per share:
Basic	$(0.22)	$(0.47)
Diluted	$(0.22)	$(0.47)
For the three months ended March 31, 2024, 20,263,300 warrants, 2,012,329 RSUs, and 214,556 RSAs were excluded from the diluted EPS calculation because they were determined to be anti-dilutive. For the three months ended March 31, 2023, 20,263,300 warrants, 1,162,688 RSUs, and 131,470 RSAs were excluded from the diluted EPS calculation because they were determined to be anti-dilutive. Additionally, at March 31, 2024 and 2023, 1,328,613 and 629,305 PSUs, respectively, were excluded from the diluted EPS calculation because they are subject to performance conditions that were not satisfied.
NOTE 12: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes accumulated other comprehensive income (loss) (“AOCI”), net of taxes, by component (in thousands):

	Net Currency Translation Gains (Losses)	Cash Flow Hedges	Funded Status of Benefit Plans	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(4,711)	$—	$3,669	$(1,042)
Other comprehensive income before reclassifications	4,416	—	—	4,416
Amounts reclassified from AOCI	—	—	(12)	(12)
Balance at March 31, 2023	$(295)	$—	$3,657	$3,362

Balance at December 31, 2023	$7,076	$(748)	$2,921	$9,249
Other comprehensive (loss) income before reclassifications	(11,008)	1,777	—	(9,231)
Amounts reclassified from AOCI	—	(371)	(10)	(381)
Balance at March 31, 2024	$(3,932)	$658	$2,911	$(363)

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 13: RELATED PARTY TRANSACTIONS
In December 2019, Wholesome entered into a partnership agreement with Sucro Can International, LLC (“Sucro”) to form WS Services, LLC (“WS Services”), in which Wholesome received a 50% interest and accounted for the partnership as an equity method investment. On December 31, 2023, Wholesome sold its 50% partnership interest to Sucro and exited the partnership in exchange for a $0.2 million promissory note that was due and received on March 30, 2024. During the three months ended March 31, 2023, the Company expensed $0.2 million related to costs incurred by WS Services for Wholesome’s use of a warehouse space for storage of raw materials. The Company had a liability to WS Services of approximately $0.1 million as of December 31, 2023.
On February 12, 2024, the Company entered into an Agreement of Merger with Ozark Holdings, LLC and Sweet Oak Merger Sub, LLC, which is a wholly-owned subsidiary of Ozark Holdings, LLC. Ozark Holdings, LLC owns Royal Oak Enterprises, LLC and is controlled by Sir Martin E. Franklin, who is an immediate family member of Mr. Michael Franklin, a current director and former CEO of the Company. Mr. Michael Franklin has a passive economic interest in Mariposa Capital LLC, which is an affiliate of Ozark Holdings, LLC. See Note 2 for further information.
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
The following table presents selected financial information relating to the Company’s business segments (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Product revenues, net
Branded CPG	$98,453	$102,010
Flavors & Ingredients	31,047	30,407
Total product revenues, net	$129,500	$132,417

Operating income
Branded CPG	$4,983	$(843)
Flavors & Ingredients	8,590	9,536
	13,573	8,693
Corporate	(10,448)	(5,692)
Total operating income	$3,125	$3,001

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents disaggregated revenue information for the Company (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Branded CPG:
North America	$72,739	$74,054
Europe	14,788	15,969
India, Middle East and Africa	2,612	3,153
Asia-Pacific	4,809	5,815
Latin America	3,505	3,019
Flavors & Ingredients	31,047	30,407
Total product revenues, net	$129,500	$132,417

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read together with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Annual Report”) and our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report.
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
Forward-looking statements may be accompanied by words such as “achieve,” “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “drive,” “estimate,” “expect,” “forecast,” “future,” “grow,” “improve,” “increase,” “intend,” “may,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or similar words, phrases or expressions. These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to achieve or maintain profitability; inflation and the Company’s ability to offset rising costs through pricing and productivity effectively; the projected financial information, anticipated growth rate, and market opportunity of our Branded CPG and Flavors & Ingredients business segments; the ability to maintain the listing of our securities on Nasdaq; the potential liquidity and trading of our public securities; our expected capital requirements and the availability of additional financing; our ability to attract or retain highly qualified personnel, including in accounting and finance roles; extensive and evolving government regulations that impact the way we operate; factors relating to the business, operations and financial performance of our Branded CPG and Flavors & Ingredients segments; the ongoing conflicts in Ukraine and the Middle East and related economic disruptions and new governmental regulations on our business, including but not limited to the potential impact on our sales, operations and supply chain; adverse changes in the global or regional general business, political and economic conditions, including the impact of continuing uncertainty and instability in certain countries, that could materially affect our global markets and the potential adverse economic impact and related uncertainty caused by these items; our ability to continue to use, maintain, enforce, protect and defend owned and licensed intellectual property, including the Whole Earth® brand; risks associated with the Merger (as defined below), including the ability of the parties to satisfy the conditions precedent and consummate the Merger, the timing of consummation of the Merger, the ability of the parties to secure any required stockholder approval in a timely manner or on the terms desired or anticipated, the ability of the parties to obtain the financing required to consummate the Merger, the ability to achieve anticipated benefits and savings, potential disruption of management’s attention, and any legal proceedings related to the proposed Merger; and such other factors as discussed throughout, including in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and, with respect to the Merger, see the preliminary proxy statement, as amended, initially filed by the Company with the Securities and Exchange Commission on March 15, 2024.
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

•Branded CPG, comprised of our Merisant division of operating companies, Wholesome and Swerve, is a global CPG business focused on building a branded portfolio oriented toward serving customers seeking better-for-you sweeteners across the zero calorie, plant-based, organic, non GMO, and Fair Trade spaces in zero/low calorie sweeteners, sugar, honey, agave and baking mix, and baking chocolate segments. Our Branded CPG products are sold under both our flagship brands, as well as local and private label brands. Our global flagship brands include Whole Earth®, Pure Via®, Wholesome®, Swerve®, Canderel®, Equal® and existing branded adjacencies.
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
Agreement and Plan of Merger
On February 12, 2024, we entered into an Agreement of Merger (the “Merger Agreement”) with Ozark Holdings, LLC, a Delaware limited liability company (“Parent”) and Sweet Oak Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Parent (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, upon the closing of the transaction, Merger Sub is expected to merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. See Note 2 to our unaudited condensed consolidated financial statements for more information on the Merger Agreement and the transactions contemplated thereby, including the Merger.
Results of Operations
Consolidated

	Three Months Ended
(In thousands)	March 31, 2024	March 31, 2023	Change
Product revenues, net	$129,500	$132,417	-2.2%
Cost of goods sold	92,193	100,076	-7.9%
Gross profit	37,307	32,341	+15.4%
Selling, general and administrative expenses	29,494	24,689	+19.5%
Amortization of intangible assets	4,688	4,651	+0.8%
Operating income	3,125	3,001	+4.1%
Interest expense, net	(10,859)	(10,704)	+1.4%
Other income (expense), net	230	(629)	*
Loss before income taxes	(7,504)	(8,332)	-9.9%
Provision for income taxes	1,892	11,465	-83.5%
Net loss	$(9,396)	$(19,797)	-52.5%

* Represents positive or negative change equal to, or in excess of 100%

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Product revenues, net. Product revenues, net for the three months ended March 31, 2024 were $129.5 million, a decrease of $2.9 million, or 2.2%, from $132.4 million for the three months ended March 31, 2023. The decrease was primarily due to a $3.6 million decrease in product revenues in the Branded CPG segment, partially offset by a $0.6 million increase in product revenues in the Flavors & Ingredients segment. The decrease in Branded CPG revenues was primarily due to declines in volume, partially offset by price increases, as further discussed below. The increase in Flavors & Ingredients revenues was primarily driven by pricing and volume increases, as further discussed below.
Cost of goods sold. Cost of goods sold for the three months ended March 31, 2024 was $92.2 million, a decrease of $7.9 million, or 7.9%, from $100.1 million for the three months ended March 31, 2023. The decrease was primarily due to lower raw materials costs and lower freight costs, a decline in costs associated with the supply chain reinvention at Branded CPG and favorable product mix.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2024 was $29.5 million, an increase of $4.8 million, or 19.5%, from $24.7 million for the three months ended March 31, 2023 primarily due to $3.6 million of costs associated with the pending Merger, a $0.8 million increase in bonus expense, a $0.6 million increase in marketing expense, a $0.3 million increase in stock-based compensation expense, and a $0.3 million increase in amortization of capitalized software implementation costs. These costs were partially offset by a decrease in impairments of fixed assets as the first quarter of 2023 included a $0.4 million impairment related to idled production lines associated with the Decatur, Alabama plant shut down that did not reoccur in 2024, a $0.3 million decrease in bad debt expense and a $0.2 million decrease in commission expense.
Amortization of intangible assets. Amortization of intangible assets for the three months ended March 31, 2024 was essentially flat compared to the three months ended March 31, 2023.
Interest expense, net. Interest expense, net for the three months ended March 31, 2024 was $10.9 million, an increase of $0.2 million, or 1.4%, from $10.7 million for the three months ended March 31, 2023. The increase was primarily due to higher interest rates for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, partially offset by a realized gain of $0.5 million related to the Company’s interest rate swap.
Other income (expense), net. Other income, net for the three months ended March 31, 2024 was $0.2 million compared to other expense, net of $0.6 million for the three months ended March 31, 2023. The $0.9 million change was largely due to foreign exchange gains in the first quarter of 2024 compared to foreign exchange losses in the first quarter of 2023.
Provision for income taxes. The provision for income taxes for the three months ended March 31, 2024 was $1.9 million. The provision for income taxes for the three months ended March 31, 2023 was $11.5 million. The effective tax rate for the three months ended March 31, 2024 was an income tax provision of (25.2)% computed on a discrete effective tax rate method, compared to an income tax provision of (137.6%) for the three months ended March 31, 2023. The effective tax rate for the three months ended March 31, 2024 differs from the statutory federal rate of 21% primarily due to an increase in the valuation allowance related to interest expense for which deductibility is limited under IRC §163(j), foreign income at different rates, non-deductible permanent differences, and state and local taxes recorded during the period. The effective tax rate for the three months ended March 31, 2023 differs from the statutory federal rate of 21% primarily due to an increase in the valuation allowance related to interest expense for which deductibility is limited under IRC §163(j), foreign income at different rates, non-deductible permanent differences, state and local taxes, the U.S. tax effect of international operations including Global Intangible Low-Taxed Income (“GILTI”) recorded during the period, and the discrete tax provision related primarily to tax expense for a shortfall of the tax benefits on stock-based awards that have vested and the remeasurement of state deferred tax assets as a result of state law changes enacted during the quarter.

Branded CPG

	Three Months Ended
(In thousands)	March 31, 2024	March 31, 2023	Change
Product revenues, net	$98,453	$102,010	-3.5%
Operating income (loss)	$4,983	$(843)	*

* Represents positive or negative change equal to, or in excess of 100%
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Segment product revenues, net. Product revenues, net for Branded CPG for the three months ended March 31, 2024 were $98.5 million, a decrease of $3.6 million, or 3.5%, from $102.0 million for the three months ended March 31, 2023, primarily due to a $4.0 million decline due to lower volumes, partially offset by a $0.5 million increase in sales due to higher pricing and a $0.1 million favorable impact of foreign currency exchange.
Segment operating income (loss). Operating income for Branded CPG for the three months ended March 31, 2024 was $5.0 million, an increase of $5.8 million, from an operating loss of $0.8 million for the three months ended March 31, 2023, primarily due to lower raw materials costs and lower freight costs, a $3.0 million decline in costs associated with the supply chain reinvention, a $0.6 million decrease in duty costs on imported sugar, a $0.3 million decline in bad debt expense, a $0.2 million decrease in commissions expense, and a decrease in impairments of fixed assets as the first quarter of 2023 included a $0.4 million impairment related to idled production lines associated with the Decatur, Alabama plant shut down that did not reoccur in 2024, partially offset by a $0.6 million increase in marketing expense.
Flavors & Ingredients

	Three Months Ended
(In thousands)	March 31, 2024	March 31, 2023	Change
Product revenues, net	$31,047	$30,407	+2.1%
Operating income	$8,590	$9,536	-9.9%
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Segment product revenues, net. Product revenues, net for Flavors & Ingredients for the three months ended March 31, 2024 were $31.0 million, an increase of $0.6 million, or 2.1%, from $30.4 million for the three months ended March 31, 2023 primarily driven by $0.4 million of volume growth and $0.2 million of price increases. The volume growth was attributable to increases in pure derivatives and our Magnasweet product lines, partially offset by volume declines in licorice extracts.
Segment operating income. Operating income for Flavors & Ingredients for the three months ended March 31, 2024 was $8.6 million, a decrease of $0.9 million, or 9.9%, from $9.5 million for the three months ended March 31, 2023, primarily due to unfavorable product mix, partially offset by higher revenue.
Corporate

	Three Months Ended
(In thousands)	March 31, 2024	March 31, 2023	Change
Operating loss	$(10,448)	$(5,692)	+83.6%

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Operating loss. Operating loss for Corporate for the three months ended March 31, 2024 was $10.4 million, an increase of $4.8 million, or 83.6%, from $5.7 million for the three months ended March 31, 2023, primarily driven by $3.6 million of costs associated with the pending Merger, a $0.3 million increase in amortization of capitalized software implementation costs, and a $0.7 million increase in bonus expense primarily due to a favorable bonus adjustment in the prior year that did not repeat.
Liquidity and Capital Resources
We have historically funded operations with cash flow from operations and, when needed, with borrowings, which are described below.
We believe our sources of liquidity and capital, and our Credit Facilities will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months.
The following table shows summary cash flow information for the three months ended March 31, 2024 and March 31, 2023 (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Net cash (used in) provided by operating activities	$(9,564)	$4,067
Net cash used in investing activities	(885)	(1,556)
Net cash provided by (used in) by financing activities	3,599	(5,343)
Effect of exchange rate changes on cash and cash equivalents	87	788
Net change in cash and cash equivalents	$(6,763)	$(2,044)
Operating activities. Net cash used in operating activities was $9.6 million for the three months ended March 31, 2024 compared to cash provided by operating activities of $4.1 million for the three months ended March 31, 2023. The decrease was primarily attributable to unfavorable working capital changes during the three months ended March 31, 2024. Cash paid for income taxes, net of income tax refunds was $1.2 million for the three months ended March 31, 2024 compared to $3.2 million for the three months ended March 31, 2023. Cash paid for interest for the three months ended March 31, 2024 was $10.4 million compared to $10.3 million for the three months ended March 31, 2023.
Investing activities. Net cash used in investing activities was $0.9 million for the three months ended March 31, 2024, which included capital expenditures of $1.1 million and proceeds from the sale of an equity method investment of $0.2 million. Net cash used in investing activities was $1.6 million for the three months ended March 31, 2023 and related to capital expenditures.
Financing activities. Net cash provided by financing activities was $3.6 million for the three months ended March 31, 2024 and reflects proceeds from the revolving credit facility of $11.0 million, repayments of the revolving credit facility of $6.0 million, repayments of long-term debt of $0.9 million, and payments of $0.5 million for employee tax withholdings related to net share settlements of stock-based awards. Net cash used in financing activities was $5.3 million for the three months ended March 31, 2023 and reflects repayments of the revolving credit facility of $4.0 million, repayments of long-term debt of $0.9 million, and payments of $0.4 million for employee tax withholdings related to net share settlements of stock-based awards.

Debt
As of March 31, 2024 and December 31, 2023, term loan borrowings were $357.1 million and $357.7 million, respectively, net of debt issuance costs of $6.6 million and $7.0 million, respectively. There were $69.0 million and $64.0 million of borrowings under the revolving credit facility as of March 31, 2024 and December 31, 2023, respectively. Additionally, as of March 31, 2024 and December 31, 2023, unamortized debt issuance costs related to the revolving credit facility were $1.5 million and $1.7 million, respectively, which are included in other assets in the condensed consolidated balance sheet. As of both March 31, 2024 and December 31, 2023, there were $3.3 million of outstanding letters of credit that reduced our availability under the revolving credit facility. See Note 7 to our consolidated financial statements in our 2023 Annual Report for further information and significant terms and conditions associated with the Term Loan Facility and Revolving Facility.
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
Critical Accounting Policies and Recently Issued Accounting Pronouncements
There have been no changes to critical accounting policies and estimates from those disclosed in our audited consolidated financial statements for the year ended December 31, 2023. For information regarding our critical accounting policies and accounting pronouncements, see our unaudited condensed consolidated financial statements and the related notes to those statements included under Item 1. hereof and our 2023 Annual Report.
Item 3.       Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in market risk from those addressed in our 2023 Annual Report during the three months ended March 31, 2024. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, our 2023 Annual Report.

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
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The Company’s management and the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1.       Legal Proceedings.
There have been no material developments in our legal proceedings since we filed our 2023 Annual Report. Refer to “Part I. Item 3. Legal Proceedings” in our 2023 Annual Report for additional information regarding legal proceedings.
Item 1A.   Risk Factors.
We discuss in our filings with the SEC various risks that may materially affect our business. The materialization of any risks and uncertainties identified in forward-looking statements contained in this report together with those previously disclosed in our 2023Annual Report and our other filings with the SEC or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking Statements.” There have been no material changes in the risk factors previously disclosed in the section entitled “Item 1A-Risk Factors” of our 2023 Annual Report.
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.       Defaults Upon Senior Securities.
None.
Item 4.       Mine Safety Disclosures.
Not applicable.
Item 5.       Other Information.
None of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement during the quarter ended March 31, 2024.

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

10.2	Form of Transaction Bonus Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2024).
31.1*	Certification of Principal Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Principal Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Whole Earth Brands, Inc.

/s/ Rajnish Ohri
Date: May 9, 2024	Name:	Rajnish Ohri
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

/s/ Jeffrey Robinson
Date: May 9, 2024	Name:	Jeffrey Robinson
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

/s/ Bernardo Fiaux
Date: May 9, 2024	Name:	Bernardo Fiaux
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)