Form 10-Q
period 2024-06-30
Whole Earth Brands, Inc.
filed 2024-08-01
CIK 1753706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 31, 2024, there were 43,444,240 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

WHOLE EARTH BRANDS, INC.
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1.         Financial Statements.
Whole Earth Brands, Inc.
Condensed Consolidated Financial Statements (Unaudited)
For the Quarter Ended June 30, 2024

Whole Earth Brands, Inc.
Condensed Consolidated Balance Sheets
(In thousands of dollars, except for share and per share data)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$24,788	$30,513
Accounts receivable (net of allowances of $1,007 and $1,460, respectively)	73,113	74,012
Inventories	201,325	209,271
Prepaid expenses and other current assets	8,370	6,429
Total current assets	307,596	320,225

Property, Plant and Equipment, net	53,214	54,937

Other Assets
Operating lease right-of-use assets	36,255	19,223
Goodwill	186,520	193,610
Other intangible assets, net	217,962	229,936
Deferred tax assets, net	517	500
Other assets	7,067	7,266
Total Assets	$809,131	$825,697

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$41,420	$55,662
Accrued expenses and other current liabilities	26,915	32,173
Current portion of operating lease liabilities	5,770	7,370
Current portion of long-term debt	3,750	3,750
Total current liabilities	77,855	98,955
Non-Current Liabilities
Long-term debt	423,833	417,929
Deferred tax liabilities, net	31,784	31,579
Operating lease liabilities, less current portion	32,505	14,336
Other liabilities	11,064	11,208
Total Liabilities	577,041	574,007
Commitments and Contingencies (Note 8)	—	—
Stockholders’ Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 220,000,000 shares authorized; 43,444,240 and 42,853,468 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	367,643	365,721
Accumulated deficit	(134,893)	(123,284)
Accumulated other comprehensive (loss) income	(664)	9,249
Total stockholders’ equity	232,090	251,690
Total Liabilities and Stockholders’ Equity	$809,131	$825,697
See Notes to Unaudited Condensed Consolidated Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated Statements of Operations
(In thousands of dollars, except for share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Product revenues, net	$135,927	$132,902	$265,427	$265,319
Cost of goods sold	95,811	99,522	188,004	199,598
Gross profit	40,116	33,380	77,423	65,721

Selling, general and administrative expenses	25,663	25,634	55,157	50,323
Amortization of intangible assets	4,666	4,697	9,354	9,348

Operating income	9,787	3,049	12,912	6,050

Interest expense, net	(10,985)	(11,063)	(21,844)	(21,767)
Other (expense) income, net	(156)	(256)	74	(885)
Loss before income taxes	(1,354)	(8,270)	(8,858)	(16,602)
Provision (benefit) for income taxes	859	(2,753)	2,751	8,712
Net loss	$(2,213)	$(5,517)	$(11,609)	$(25,314)

Net loss per share:
Basic	$(0.05)	$(0.13)	$(0.27)	$(0.60)
Diluted	$(0.05)	$(0.13)	$(0.27)	$(0.60)

See Notes to Unaudited Condensed Consolidated Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands of dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net loss	$(2,213)	$(5,517)	$(11,609)	$(25,314)
Other comprehensive income (loss), net of tax:
Net change in pension benefit obligations recognized, net of taxes of $(3), $(4), $(6) and $(8), respectively	(10)	(11)	(20)	(23)
Unrealized gains and losses on cash flow hedges, net of taxes of $197, $219, $812 and $219, respectively	572	655	2,349	655
Gains and losses on cash flow hedges reclassified to net income, net of taxes of $(123), $0, $(250), and $0, respectively	(355)	—	(726)	—
Foreign currency translation adjustments	(508)	(2,371)	(11,516)	2,045
Total other comprehensive income (loss), net of tax	(301)	(1,727)	(9,913)	2,677
Comprehensive loss	$(2,514)	$(7,244)	$(21,522)	$(22,637)
See Notes to Unaudited Condensed Consolidated Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated Statements of Equity
(In thousands of dollars)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2022	41,994,355	$4	$360,777	$(85,188)	$(1,042)	$274,551
Net loss	—	—	—	(19,797)	—	(19,797)
Other comprehensive income, net of tax	—	—	—	—	4,404	4,404
Stock-based compensation	—	—	1,792	—	—	1,792
Net share settlements of stock-based awards	250,611	—	(405)	—	—	(405)
Balance at March 31, 2023	42,244,966	4	362,164	(104,985)	3,362	260,545
Net loss	—	—	—	(5,517)	—	(5,517)
Other comprehensive loss, net of tax	—	—	—	—	(1,727)	(1,727)
Stock-based compensation	—	—	2,883	—	—	2,883
Net share settlements of stock-based awards	217,929	—	(349)	—	—	(349)
Balance at June 30, 2023	42,462,895	$4	$364,698	$(110,502)	$1,635	$255,835

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2023	42,853,468	$4	$365,721	$(123,284)	$9,249	$251,690
Net loss	—	—	—	(9,396)	—	(9,396)
Other comprehensive loss, net of tax	—	—	—	—	(9,612)	(9,612)
Stock-based compensation	—	—	1,763	—	—	1,763
Net share settlements of stock-based awards	205,073	—	(458)	—	—	(458)
Balance at March 31, 2024	43,058,541	4	367,026	(132,680)	(363)	233,987
Net loss	—	—	—	(2,213)	—	(2,213)
Other comprehensive loss, net of tax	—	—	—	—	(301)	(301)
Stock-based compensation	—	—	832	—	—	832
Net share settlements of stock-based awards	297,508	—	(640)	—	—	(640)
Net share settlements of liability-based awards	88,191	—	425	—	—	425
Balance at June 30, 2024	43,444,240	$4	$367,643	$(134,893)	$(664)	$232,090

See Notes to Unaudited Condensed Consolidated Financial Statements

Whole Earth Brands, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands of dollars)
(Unaudited)

	Six Months Ended
	June 30, 2024	June 30, 2023
Operating activities
Net loss	$(11,609)	$(25,314)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	3,039	4,877
Depreciation	3,306	3,473
Amortization of intangible assets	9,354	9,348
Deferred income taxes	177	631
Amortization of debt issuance costs and original issue discount	1,179	1,082
Change in fair value of warrant liabilities	(3)	(62)
Changes in current assets and liabilities:
Accounts receivable	(743)	(3,351)
Inventories	6,762	1,584
Prepaid expenses and other current assets	(1,314)	(567)
Accounts payable, accrued liabilities and income taxes	(18,468)	12,427
Other, net	472	812
Net cash (used in) provided by operating activities	(7,848)	4,940

Investing activities
Capital expenditures	(2,286)	(2,728)
Proceeds from the sale of equity method investment	200	—
Net cash used in investing activities	(2,086)	(2,728)

Financing activities
Proceeds from revolving credit facility	19,000	—
Repayments of revolving credit facility	(12,000)	(4,000)
Repayments of long-term borrowings	(1,875)	(1,875)
Debt issuance costs	—	(440)
Tax withholdings related to net share settlements of stock awards	(1,243)	(754)
Net cash provided by (used in) financing activities	3,882	(7,069)

Effect of exchange rate changes on cash and cash equivalents	327	295
Net change in cash and cash equivalents	(5,725)	(4,562)
Cash and cash equivalents, beginning of period	30,513	28,676
Cash and cash equivalents, end of period	$24,788	$24,114

Supplemental disclosure of cash flow information
Interest paid	$20,865	$20,851
Taxes paid, net of refunds	$5,010	$2,383

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
In the opinion of management, the financial statements contain all adjustments necessary to state fairly the financial position of the Company as of June 30, 2024 and the results of operations and cash flows for all periods presented. All adjustments in the accompanying unaudited condensed consolidated financial statements, which management believes are necessary to state fairly the financial position, results of operations and cash flows, have been reflected and are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results to be expected for the full year.
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
NOTE 2: MERGER
On February 12, 2024, the Company entered into an Agreement of Merger (the “Merger Agreement”) with Ozark Holdings, LLC, a Delaware limited liability company (“Parent”) and Sweet Oak Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Parent (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, upon the closing of the transaction, Merger Sub is expected to merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. The transaction is expected to close in the third calendar quarter of 2024, subject to the satisfaction of closing conditions contained in the Merger Agreement, including approval of the Merger by (a) the holders of a majority in voting power of the Company’s outstanding common stock, voting as a single class, and (b) the holders of sixty-six and two-thirds percent of the outstanding common stock not owned by Parent or any Parent Affiliated Persons (as defined in the Merger Agreement). Subsequent to completion of the transaction, the Company’s common stock will no longer be publicly listed and the Company will become a privately-held company. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”):
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
•Each member of the Board, with the exception of Mr. Franklin, received a special one-time fee for their services in connection with the Merger (for Mr. Simon, this fee was in the amount of $100,000; for Steven M. Cohen, this fee was in the amount of $130,000; for Denise M. Faltischek, this fee was in the amount of $120,000; for Ira J. Lamel, this fee was in the amount of $35,000; and for Anuraag Agarwal and Michael F. Goss, this fee was in the amount of $25,000).
•The vesting of certain unvested equity awards held by certain of the Company’s directors and executive officers will accelerate upon the effectiveness of the Merger.
•Each of the Company’s directors and officers are entitled to continued indemnification and insurance coverage under the Merger Agreement and indemnification agreements between us and such individuals.
The foregoing descriptions of the Merger, the Merger Agreement, and the transactions contemplated thereby are not complete and are qualified in their entirety by the full text of the Merger Agreement, which is incorporated by reference as an exhibit to this report. For more information about the Merger, the Merger Agreement, and the transactions contemplated thereby, see the definitive proxy statement filed by the Company with the Securities and Exchange Commission on June 24, 2024.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 3: INVENTORIES
Inventories consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials and supplies	$113,912	$125,421
Work in process	983	1,505
Finished goods	86,430	82,345
Total inventories	$201,325	$209,271
NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets consisted of the following (in thousands):

	June 30, 2024			December 31, 2023
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Other intangible assets subject to amortization
Customer relationships (useful life of 5 to 10 years)	$105,259	$(43,810)	$61,449	$105,616	$(38,074)	$67,542
Tradenames (useful life of 25 years)	171,642	(25,829)	145,813	174,495	(22,801)	151,694
Total	$276,901	$(69,639)	207,262	$280,111	$(60,875)	219,236
Other intangible assets not subject to amortization
Product formulations			10,700			10,700
Total other intangible assets, net			217,962			229,936
Goodwill			186,520			193,610
Total goodwill and other intangible assets			$404,482			$423,546
At June 30, 2024 and December 31, 2023, goodwill at Branded CPG was $182.9 million and $190.0 million, respectively. At June 30, 2024 and December 31, 2023, goodwill at Flavors & Ingredients was $3.6 million and $3.7 million, respectively. The change in the goodwill balances is due to fluctuations in foreign exchange rates.
The amortization expense for intangible assets was $4.7 million and $9.4 million for the three and six months ended June 30, 2024, respectively, and $4.7 million and $9.3 million for the three and six months ended June 30, 2023, respectively.
Amortization expense relating to amortizable intangible assets as of June 30, 2024 for the next five years is expected to be as follows (in thousands):

Remainder of 2024	$9,350
2025	18,455
2026	18,223
2027	17,013
2028	15,027
2029	14,231

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 5: DEBT
Debt consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Term loan, due 2028	$362,812	$364,688
Revolving credit facility, due 2026	71,000	64,000
Less: current portion	(3,750)	(3,750)
Less: unamortized discount and debt issuance costs	(6,229)	(7,009)
Total long-term debt	$423,833	$417,929
Loan Agreement—At both June 30, 2024 and December 31, 2023, the Company’s senior secured loan agreement consisted of a senior secured term loan facility (the “Term Loan Facility”) of $375 million and a revolving credit facility of up to $125 million (the “Revolving Facility,” and together with the Term Loan Facility, the “Credit Facilities”). As of June 30, 2024 and December 31, 2023, term loan borrowings were $356.6 million and $357.7 million, respectively, net of unamortized discount and debt issuance costs of $6.2 million and $7.0 million, respectively. There were $71.0 million and $64.0 million of borrowings under the revolving credit facility as of June 30, 2024 and December 31, 2023, respectively. Additionally, as of June 30, 2024 and December 31, 2023, the Company’s unamortized debt issuance costs related to the revolving credit facility were $1.3 million and $1.7 million, respectively, which are included in other assets in the condensed consolidated balance sheet. As of both June 30, 2024 and December 31, 2023, there were $3.3 million of outstanding letters of credit that reduced the Company’s availability under the revolving credit facility. See Note 7 to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2023 for further information and significant terms and conditions associated with the Term Loan Facility and Revolving Facility.
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
On April 24, 2023, the Company and certain of its subsidiaries entered into a second amendment (the “Second Amendment”) to the Amended and Restated Loan Agreement. The Second Amendment changed the maximum consolidated total leverage ratio covenant as follows: (i) the consolidated total leverage ratio temporarily increased by 0.25 turns for the first quarter of 2023, 0.5 turns on a quarterly basis through the fourth quarter of 2023, and 0.25 turns in the first quarter of 2024; and (ii) beginning in the second quarter of 2024, the consolidated total leverage ratio returned to a level not to exceed 5.5x. No other material changes were made in terms of the Company’s Amended and Restated Agreement as a result of the Second Amendment.
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

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 6: WARRANTS
As of the date of the Business Combination, the Company had approximately 20,263,500 warrants outstanding, consisting of (i) 15,000,000 public warrants originally sold as part of the units issued in Act II’s initial public offering (the “Public Warrants”) and (ii) 5,263,500 Private Warrants that were sold by Act II to the PIPE Investors in conjunction with the Business Combination (collectively with the Public Warrants, the “Warrants”). Each warrant is exercisable for one-half of one share of the Company’s common stock at a price of $11.50 per whole share, subject to adjustment. Warrants may only be exercised for a whole number of shares as no fractional shares will be issued. As of both June 30, 2024 and December 31, 2023, the Company had 20,193,120 Public Warrants outstanding and 70,180 Private Warrants outstanding. There were no Warrants exercised for shares of the Company’s common stock in the six months ended June 30, 2024 and 2023.
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
Investment in Securities—The Company has assets in an investment fund that holds surplus funds from its terminated qualified pension plan that is being used to fund contributions to the defined contribution plan at Flavors & Ingredients and is presented in other assets in the condensed consolidated balance sheet. The investment is classified as available-for-sale and carried at fair market value. At June 30, 2024, both the estimated fair value and cost basis of the investment fund was $1.9 million. At December 31, 2023, both the estimated fair value and cost basis of the investment fund was $2.2 million. The estimated fair value of the investment fund utilized Level 2 inputs.
Debt—The Company measures its term loan and revolving facilities at original carrying value, net of unamortized deferred financing costs and fees. At June 30, 2024, the estimated fair value of the term loan was $362.8 million as compared to a carrying value of $356.6 million. At December 31, 2023, the estimated fair value of the term loan was $317.3 million as compared to a carrying value of $357.7 million. The estimated fair value of the outstanding principal balance of the term loan utilized Level 2 inputs as it is based on quoted market prices for identical or similar instruments. The fair value of the revolving facility at both June 30, 2024 and December 31, 2023 approximated carrying value.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On June 9, 2023, the Company entered into an interest rate swap with a notional value of $183.3 million that matures on February 5, 2026 to exchange variable for fixed rate interest payments related to the Term Loan Facility. The effective date of the interest rate swap was June 30, 2023. The interest rate swap is designated as a cash flow hedge and is considered highly effective. As a result, no ineffectiveness has been recognized in the condensed consolidated statement of operations during the three and six months ended June 30, 2024. As of June 30, 2024, the fair value of the interest rate swap was recorded in other assets in the condensed consolidated balance sheet in the amount of approximately $1.2 million with the unrealized gain recognized in other comprehensive income (loss). The change in fair value will subsequently be reclassified from other comprehensive income (loss) to interest expense, net in the periods when the hedge transaction affects earnings. Realized gains, net of tax of $0.4 million and $0.7 million, respectively, were reclassified to net income in the three and six months ended June 30, 2024. As of June 30, 2024, the Company expects approximately $1.3 million of the unrealized gain to be reclassified from other comprehensive income (loss) to interest expense, net over the next twelve months. The interest rate swap fair value is considered Level 2 within the fair value hierarchy as it includes quoted market prices for similar instruments as well as interest rates and yield curves that are observable in the market.
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
NOTE 9: INCOME TAXES
The Company’s provision for income taxes consists of U.S., state and local, and foreign taxes. The Company has significant operations in various locations outside the U.S. The annual effective tax rate is a composite rate reflecting the earnings in the various locations at their applicable statutory tax rates. At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. ASC 740, “Income Taxes,” allows the use of the year-to-date effective tax rate (the “discrete method”) when a reliable estimate of the estimated annual effective tax rate cannot be made. During the first quarter of 2024, the Company determined the use of the discrete method is more appropriate than the annual effective tax rate method due to sensitivity to small changes to projected pre-tax earnings, which resulted in significant variations in the customary relationship between income tax expense and pre-tax earnings. As such, the Company has discretely calculated the income tax provision based on its pre-tax earnings for the three and six months ended June 30, 2024.
The Company’s income tax provision was $0.9 million for the three months ended June 30, 2024. The effective tax rate for the three months ended June 30, 2024 was (63.4%) on a pre-tax loss of $1.4 million. The effective tax rate differs from the statutory federal rate of 21% primarily due to an increase in the valuation allowance related to interest expense for which deductibility is limited under IRC §163(j), foreign income at different rates, non-deductible permanent differences, and state and local taxes recorded during the period.
The Company’s income tax provision was $2.8 million for the six months ended June 30, 2024. The effective tax rate for the six months ended June 30, 2024 was (31.1%) on a pre-tax loss of $8.9 million. The effective tax rate differs from the statutory federal rate of 21% primarily due to an increase in the valuation allowance related to interest expense for which deductibility is limited under Section 163(j) of the Internal Revenue Code (“IRC §163(j)”), foreign income at different rates, non-deductible permanent differences, and state and local taxes recorded during the period.
The Company’s income tax benefit was $2.8 million for the three months ended June 30, 2023, which includes a discrete tax provision of $0.3 million related primarily to tax expense for a shortfall on the tax benefits on stock-based awards that have vested and the remeasurement of state deferred taxes as a result of state law changes enacted during the quarter. The effective tax rate for the three months ended June 30, 2023 was 33.3% on a pre-tax loss of $8.3 million. The effective tax rate differs from the statutory federal rate of 21% primarily due to foreign income at different rates, permanent differences, and the discrete tax provision described above.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company’s income tax provision was $8.7 million for the six months ended June 30, 2023, which includes a discrete tax provision of $1.3 million related primarily to tax expense for a shortfall of the tax benefits on stock-based awards that have vested and the remeasurement of state deferred taxes as a result of state law changes enacted during the first half of 2023. The effective tax rate for the six months ended June 30, 2023 was (52.5%) on a pre-tax loss of $16.6 million which differs from the statutory federal rate of 21% primarily due to an increase in the valuation allowance related to interest expense for which deductibility is limited under IRC §163(j), foreign income at different rates, non-deductible permanent differences, state and local taxes, and the U.S. tax effect of international operations including Global Intangible Low-Taxed Income recorded during the period, and the discrete tax provision described above.
At both June 30, 2024 and December 31, 2023, the Company had an uncertain tax position liability of $0.2 million, including interest and penalties. The unrecognized tax benefits include amounts related primarily to various state tax issues.
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
Stock-based compensation expense for the three and six months ended June 30, 2024 was $1.0 million and $3.0 million, respectively. Stock-based compensation expense for the three and six months ended June 30, 2023 was $3.1 million and $4.9 million, respectively.
A summary of activity and weighted average fair values related to the RSUs is as follows:

	Six Months Ended June 30, 2024
	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 31, 2023	2,116,671	$3.19
Granted	26,954	3.71
Vested	(694,796)	3.58
Forfeited	(18,496)	2.87
Outstanding and nonvested at June 30, 2024	1,430,333	$3.02

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

A summary of activity and weighted average fair values related to the RSAs is as follows:

	Six Months Ended June 30, 2024
	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 31, 2023	214,556	$5.06
Vested	(73,276)	6.96
Outstanding and nonvested at June 30, 2024	141,280	$4.07
A summary of activity and weighted average fair values related to the PSUs is as follows:

	Six Months Ended June 30, 2024
	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 31, 2023	1,530,360	$4.21
Vested	(208,362)	3.75
Forfeited	(25,211)	3.50
Outstanding and nonvested at June 30, 2024	1,296,787	$3.19
As of June 30, 2024, the Company had not yet recognized compensation costs on nonvested awards as follows (in thousands):

	Unrecognized Compensation Cost	Weighted Avg. Remaining Recognition Period (in years)
Nonvested awards	$4,894	1.28
The nonvested awards excludes unvested PSUs that are deemed not probable of vesting constituting $2.2 million of unrecognized compensation expense at June 30, 2024.
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

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The computation of basic and diluted earnings (loss) per common share is shown below (in thousands, except for share and per share data):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
EPS numerator:
Net (loss) income attributable to common shareholders	$(2,213)	$(5,517)	$(11,609)	$(25,314)

EPS denominator:
Weighted average shares outstanding - basic	43,268,822	42,339,642	43,076,597	42,198,060
Effect of dilutive securities	—	—	—	—
Weighted average shares outstanding - diluted	43,268,822	42,339,642	43,076,597	42,198,060

Net (loss) earnings per share:
Basic	$(0.05)	$(0.13)	$(0.27)	$(0.60)
Diluted	$(0.05)	$(0.13)	$(0.27)	$(0.60)
For the three and six months ended June 30, 2024, 20,263,300 warrants, 1,430,333 RSUs, and 141,280 RSAs were excluded from the diluted EPS calculation because they were determined to be anti-dilutive. For the three and six months ended June 30, 2023, 20,263,300 warrants, 3,192,834 RSUs, and 116,608 RSAs were excluded from the diluted EPS calculation because they were determined to be anti-dilutive. Additionally, at June 30, 2024 and 2023, 1,296,787 and 2,358,504 PSUs, respectively, were excluded from the diluted EPS calculation because they are subject to performance conditions that were not satisfied.

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 12: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes accumulated other comprehensive income (loss) (“AOCI”), net of taxes, by component (in thousands):

	Net Currency Translation Gains (Losses)	Cash Flow Hedges	Funded Status of Benefit Plans	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(4,711)	$—	$3,669	$(1,042)
Other comprehensive income before reclassifications	4,416	—	—	4,416
Amounts reclassified from AOCI	—	—	(12)	(12)
Balance at March 31, 2023	(295)	—	3,657	3,362
Other comprehensive (loss) income before reclassifications	(2,371)	655	—	(1,716)
Amounts reclassified from AOCI	—	—	(11)	(11)
Balance at June 30, 2023	$(2,666)	$655	$3,646	$1,635

Balance at December 31, 2023	$7,076	$(748)	$2,921	$9,249
Other comprehensive (loss) income before reclassifications	(11,008)	1,777	—	(9,231)
Amounts reclassified from AOCI	—	(371)	(10)	(381)
Balance at March 31, 2024	(3,932)	658	2,911	(363)
Other comprehensive (loss) income before reclassifications	(508)	572	—	64
Amounts reclassified from AOCI	—	(355)	(10)	(365)
Balance at June 30, 2024	$(4,440)	$875	$2,901	$(664)
NOTE 13: RELATED PARTY TRANSACTIONS
In December 2019, Wholesome entered into a partnership agreement with Sucro Can International, LLC (“Sucro”) to form WS Services, LLC (“WS Services”), in which Wholesome received a 50% interest and accounted for the partnership as an equity method investment. On December 31, 2023, Wholesome sold its 50% partnership interest to Sucro and exited the partnership in exchange for a $0.2 million promissory note that was due and received on March 30, 2024. During the three and six months ended June 30, 2023, the Company expensed $0.2 million and $0.4 million, respectively, related to costs incurred by WS Services for Wholesome’s use of a warehouse space for storage of raw materials. The Company had a liability to WS Services of approximately $0.1 million as of December 31, 2023.
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

Whole Earth Brands, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents selected financial information relating to the Company’s business segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Product revenues, net
Branded CPG	$103,381	$102,301	$201,834	$204,311
Flavors & Ingredients	32,546	30,601	63,593	61,008
Total product revenues, net	$135,927	$132,902	$265,427	$265,319

Operating income
Branded CPG	$8,363	$1,461	$13,346	$618
Flavors & Ingredients	8,196	9,005	16,786	18,541
	16,559	10,466	30,132	19,159
Corporate	(6,772)	(7,417)	(17,220)	(13,109)
Total operating income	$9,787	$3,049	$12,912	$6,050
The following table presents disaggregated revenue information for the Company (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Branded CPG:
North America	$73,329	$69,307	$146,068	$143,361
Europe	17,799	19,691	32,587	35,660
India, Middle East and Africa	3,465	3,986	6,077	7,139
Asia-Pacific	5,298	5,497	10,107	11,312
Latin America	3,490	3,820	6,995	6,839
Flavors & Ingredients	32,546	30,601	63,593	61,008
Total product revenues, net	$135,927	$132,902	$265,427	$265,319
NOTE 15: SUBSEQUENT EVENTS
The Merger Agreement, the Merger and the transactions contemplated thereby were approved by (a) the holders of a majority in voting power of the Company’s outstanding common stock, voting as a single class, and (b) the holders of sixty-six and two-thirds percent of the outstanding common stock not owned by Parent or any Parent Affiliated Persons (as defined in the Merger Agreement) at a special meeting of stockholders held by the Company on July 31, 2024.

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
Forward-looking statements may be accompanied by words such as “achieve,” “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “drive,” “estimate,” “expect,” “forecast,” “future,” “grow,” “improve,” “increase,” “intend,” “may,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or similar words, phrases or expressions. These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to achieve or maintain profitability; inflation and the Company’s ability to offset rising costs through pricing and productivity effectively; the projected financial information, anticipated growth rate, and market opportunity of our Branded CPG and Flavors & Ingredients business segments; the ability to maintain the listing of our securities on Nasdaq; the potential liquidity and trading of our public securities; our expected capital requirements and the availability of additional financing; our ability to attract or retain highly qualified personnel, including in accounting and finance roles; extensive and evolving government regulations that impact the way we operate; factors relating to the business, operations and financial performance of our Branded CPG and Flavors & Ingredients segments; the ongoing conflicts in Ukraine and the Middle East and related economic disruptions and new governmental regulations on our business, including but not limited to the potential impact on our sales, operations and supply chain; adverse changes in the global or regional general business, political and economic conditions, including the impact of continuing uncertainty and instability in certain countries, that could materially affect our global markets and the potential adverse economic impact and related uncertainty caused by these items; our ability to continue to use, maintain, enforce, protect and defend owned and licensed intellectual property, including the Whole Earth® brand; risks associated with the Merger (as defined below), including the ability of the parties to satisfy the conditions precedent and consummate the Merger, the timing of consummation of the Merger, the ability of the parties to obtain the financing required to consummate the Merger, the ability to achieve anticipated benefits and savings, potential disruption of management’s attention, and any legal proceedings related to the proposed Merger; and such other factors as discussed throughout, including in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and, with respect to the Merger, see the definitive proxy statement initially filed by the Company with the Securities and Exchange Commission on June 24, 2024.
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
Agreement and Plan of Merger
On February 12, 2024, we entered into an Agreement of Merger (the “Merger Agreement”) with Ozark Holdings, LLC, a Delaware limited liability company (“Parent”) and Sweet Oak Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Parent (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, upon the closing of the transaction, Merger Sub is expected to merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. On July 31, 2024, we held a special meeting of stockholders at which the Merger Agreement, the Merger and the transactions contemplated thereby were approved by (a) the holders of a majority in voting power of our outstanding common stock, voting as a single class, and (b) the holders of sixty-six and two-thirds percent of the outstanding common stock not owned by Parent or any Parent Affiliated Persons (as defined in the Merger Agreement). Subject to the satisfaction of closing conditions contained in the Merger Agreement, the transaction is expected to close in the third quarter of 2024. See Note 2 to our unaudited condensed consolidated financial statements and the definitive proxy statement, filed by the Company with the Securities and Exchange Commission on June 24, 2024, for more information on the Merger Agreement and the transactions contemplated thereby, including the Merger.
Results of Operations
Consolidated

	Three Months Ended			Six Months Ended
(In thousands)	June 30, 2024	June 30, 2023	Change	June 30, 2024	June 30, 2023	Change
Product revenues, net	$135,927	$132,902	+2.3%	$265,427	$265,319	—%
Cost of goods sold	95,811	99,522	-3.7%	188,004	199,598	-5.8%
Gross profit	40,116	33,380	+20.2%	77,423	65,721	+17.8%
Selling, general and administrative expenses	25,663	25,634	+0.1%	55,157	50,323	+9.6%
Amortization of intangible assets	4,666	4,697	-0.7%	9,354	9,348	+0.1%
Operating income	9,787	3,049	*	12,912	6,050	*
Interest expense, net	(10,985)	(11,063)	-0.7%	(21,844)	(21,767)	+0.4%
Other (expense) income, net	(156)	(256)	-39.1%	74	(885)	*
Loss before income taxes	(1,354)	(8,270)	-83.6%	(8,858)	(16,602)	-46.6%
Provision (benefit) for income taxes	859	(2,753)	*	2,751	8,712	-68.4%
Net loss	$(2,213)	$(5,517)	-59.9%	$(11,609)	$(25,314)	-54.1%

* Represents positive or negative change equal to, or in excess of 100%

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Product revenues, net. Product revenues, net for the three months ended June 30, 2024 were $135.9 million, an increase of $3.0 million, or 2.3%, from $132.9 million for the three months ended June 30, 2023 due to a $1.9 million increase in product revenues at Flavors & Ingredients and a $1.1 million increase in product revenues at Branded CPG. The increase in Flavors & Ingredients revenues was primarily driven by volume increases, as further discussed below. The increase in Branded CPG revenues was driven primarily by price increases, partially offset by declines in volume and unfavorable impacts from foreign exchange, as further discussed below.
Cost of goods sold. Cost of goods sold for the three months ended June 30, 2024 was $95.8 million, a decrease of $3.7 million, or 3.7%, from $99.5 million for the three months ended June 30, 2023. The decrease was primarily due to lower freight costs and a decline in costs associated with the supply chain reinvention at Branded CPG, partially offset by unfavorable product mix at Flavors & Ingredients.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2024 was essentially flat compared to the three months ended June 30, 2023 as a $2.9 million increase in bonus expense, largely due to a favorable bonus adjustment in the prior year that did not repeat, was offset by a $2.0 million decrease in stock-based compensation expense and a $1.0 million decrease in severance and related expenses.
Amortization of intangible assets. Amortization of intangible assets for the three months ended June 30, 2024 was essentially flat compared to the three months ended June 30, 2023.
Interest expense, net. Interest expense, net for the three months ended June 30, 2024 was essentially flat compared to the three months ended June 30, 2023 as a $0.5 million realized gain related to the Company’s interest rate swap was almost fully offset by increased expense from higher interest rates for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
Other (expense) income, net. Other expense, net for the three months ended June 30, 2024 was $0.2 million, a decrease of $0.1 million, or 39.1%, compared to $0.3 million for the three months ended June 30, 2023, primarily due to a $0.1 million loss recorded in the fair value of warrant liabilities in the second quarter of 2023 that did not reoccur.
Provision (benefit) for income taxes. The provision for income taxes for the three months ended June 30, 2024 was $0.9 million. The benefit for income taxes for the three months ended June 30, 2023 was $2.8 million. The effective tax rate for the three months ended June 30, 2024 was (63.4%), compared to 33.3% for the three months ended June 30, 2023. The effective tax rate for the three months ended June 30, 2024 differs from the statutory federal rate of 21% primarily due to an increase in the valuation allowance related to interest expense for which deductibility is limited under Section 163(j) of the Internal Revenue Code (“IRC §163(j)”), foreign income at different rates, non-deductible permanent differences, and state and local taxes. The effective tax rate for the three months ended June 30, 2023 differs from the statutory federal rate of 21% primarily due to foreign income at different rates, permanent differences and a discrete tax provision related primarily to tax expense for a shortfall of the tax benefits on stock-based awards that have vested and the remeasurement of the state deferred tax assets as a result of state law changes enacted during the quarter.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Product revenues, net. Product revenues, net for the six months ended June 30, 2024 were essentially flat compared to the six months ended June 30, 2023, as a $2.6 million increase in product revenues at Flavors & Ingredients were almost fully offset by a $2.5 million decrease in product revenues at Branded CPG segment. The increase in Flavors & Ingredients revenues was primarily driven by volume and pricing increases, as further discussed below. The decrease in Branded CPG revenues was primarily due to declines in volume and unfavorable impacts from foreign exchange, partially offset by price increases, as further discussed below.
Cost of goods sold. Cost of goods sold for the six months ended June 30, 2024 was $188.0 million, a decrease of $11.6 million, or 5.8%, from $199.6 million for the six months ended June 30, 2023. The decrease was primarily due to lower raw materials costs and lower freight costs and a decline in costs associated with the supply chain reinvention at Branded CPG, partially offset by unfavorable product mix at Flavors & Ingredients.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2024 was $55.2 million, an increase of $4.8 million, or 9.6%, from $50.3 million for the six months ended June 30, 2023 primarily due to $4.5 million of costs associated with the pending Merger, a $3.7 million increase in bonus expense largely due to a favorable bonus adjustment in the prior year that did not repeat, a $1.1 million increase in marketing expense, and a $0.6 million increase in amortization of capitalized software implementation costs. These costs were partially offset by a $1.7 million decrease in stock-based compensation expense, a decrease in impairments of fixed assets as the first half of 2023 included a $1.2 million impairment related to idled production lines associated with the Decatur, Alabama plant shut down that did not reoccur in 2024, a $0.8 million decrease in other professional fees, a $0.9 million decline in severance and related expense and a $0.2 million decrease in technology related service costs.
Amortization of intangible assets. Amortization of intangible assets for the six months ended June 30, 2024 was essentially flat compared to the six months ended June 30, 2023.
Interest expense, net. Interest expense, net for the six months ended June 30, 2024 was essentially flat compared to the six months ended June 30, 2023 as increased expense due to higher interest rates for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was almost fully offset by a $1.0 million realized gain related to the Company’s interest rate swap.
Other income (expense), net. Other income, net for the six months ended June 30, 2024 was $0.1 million compared to other expense, net of $0.9 million for the six months ended June 30, 2023. The $1.0 million change was largely due to lower foreign exchange losses in the first half of 2024 compared to the first half of 2023.
Provision for income taxes. The provision for income taxes for the six months ended June 30, 2024 was $2.8 million. The provision for income taxes for the six months ended June 30, 2023 was $8.7 million. The effective tax rate for the six months ended June 30, 2024 was an income tax provision of (31.1)% computed on a discrete effective tax rate method, compared to an income tax provision of (52.5%) for the six months ended June 30, 2023. The effective tax rate for the six months ended June 30, 2024 differs from the statutory federal rate of 21% primarily due to an increase in the valuation allowance related to interest expense for which deductibility is limited under IRC §163(j), foreign income at different rates, non-deductible permanent differences, and state and local taxes recorded during the period. The effective tax rate for the six months ended June 30, 2023 differs from the statutory federal rate of 21% primarily due to an increase in the valuation allowance related to interest expense for which deductibility is limited under IRC §163(j), foreign income at different rates, non-deductible permanent differences, state and local taxes, the U.S. tax effect of international operations including Global Intangible Low-Taxed Income recorded during the period, and the discrete tax provision related primarily to tax expense for a shortfall of the tax benefits on stock-based awards that have vested and the remeasurement of state deferred tax assets as a result of state law changes enacted during the quarter.
Branded CPG

	Three Months Ended			Six Months Ended
(In thousands)	June 30, 2024	June 30, 2023	Change	June 30, 2024	June 30, 2023	Change
Product revenues, net	$103,381	$102,301	+1.1%	$201,834	$204,311	-1.2%
Operating income	$8,363	$1,461	*	$13,346	$618	*

* Represents positive or negative change equal to, or in excess of 100%
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Segment product revenues, net. Product revenues, net for Branded CPG for the three months ended June 30, 2024 were $103.4 million, an increase of $1.1 million, or 1.1%, from $102.3 million for the three months ended June 30, 2023, driven by a $2.0 million increase in sales primarily due to higher pricing, partially offset by a $0.7 million decline due to lower volumes and a $0.2 million unfavorable impact of foreign currency exchange.

Segment operating income. Operating income for Branded CPG for the three months ended June 30, 2024 was $8.4 million, an increase of $6.9 million, from $1.5 million for the three months ended June 30, 2023, primarily due to lower raw material costs and lower freight costs, a decline in costs associated with the supply chain reinvention of $4.3 million, a decrease in impairments of fixed assets as the second quarter of 2023 included a $0.8 million impairment related to idled production lines associated with the Decatur, Alabama plant shut down that did not reoccur in 2024, and a $0.7 million decrease in stock-based compensation expense, partially offset by a $2.1 million increase in bonus expense which includes a favorable bonus adjustment in the prior year that did not repeat.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Segment product revenues, net. Product revenues, net for Branded CPG for the six months ended June 30, 2024 were $201.8 million, a decrease of $2.5 million, or 1.2%, from $204.3 million for the six months ended June 30, 2023, primarily due to a $4.8 million decline due to lower volumes and a $0.2 million unfavorable impact of foreign currency exchange, partially offset by a $2.5 million increase in sales due to higher pricing.
Segment operating income. Operating income for Branded CPG for the six months ended June 30, 2024 was $13.3 million, an increase of $12.7 million, from $0.6 million for the six months ended June 30, 2023, primarily due to lower raw materials costs and lower freight costs, favorable product mix, a $7.4 million decline in costs associated with the supply chain reinvention, a decrease in impairments of fixed assets as the first half of 2023 included a $1.2 million impairment related to idled production lines associated with the Decatur, Alabama plant shut down that did not reoccur in 2024, a $0.7 million decline in stock-based compensation expense, a $0.7 million decrease in severance and related expenses, and a $0.6 million decrease in duty costs on imported sugar, partially offset by a $2.2 million increase in bonus expense, which includes a favorable bonus adjustment in the prior year that did not repeat, and a $1.1 million increase in marketing expense.
Flavors & Ingredients

	Three Months Ended			Six Months Ended
(In thousands)	June 30, 2024	June 30, 2023	Change	June 30, 2024	June 30, 2023	Change
Product revenues, net	$32,546	$30,601	+6.4%	$63,593	$61,008	+4.2%
Operating income	$8,196	$9,005	-9.0%	$16,786	$18,541	-9.5%
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Segment product revenues, net. Product revenues, net for Flavors & Ingredients for the three months ended June 30, 2024 were $32.5 million, an increase of $1.9 million, or 6.4%, from $30.6 million for the three months ended June 30, 2023, primarily driven by $1.9 million of volume growth. The volume growth was attributable to primarily increases in licorice extracts and pure derivatives.
Segment operating income. Operating income for Flavors & Ingredients for the three months ended June 30, 2024 was $8.2 million, a decrease of $0.8 million, or 9.0%, from $9.0 million for the three months ended June 30, 2023, primarily due to unfavorable product mix, partially offset by higher revenues as well as a $0.3 million decrease in bonus expense and a $0.1 million decrease in stock-based compensation expense.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Segment product revenues, net. Product revenues, net for Flavors & Ingredients for the six months ended June 30, 2024 were $63.6 million, an increase of $2.6 million, or 4.2%, from $61.0 million for the six months ended June 30, 2023 primarily driven by $2.3 million of volume growth and $0.3 million of price increases. The volume growth was attributable to increases in pure derivatives, licorice extracts and our Magnasweet product lines.
Segment operating income. Operating income for Flavors & Ingredients for the six months ended June 30, 2024 was $16.8 million, a decrease of $1.8 million, or 9.5%, from $18.5 million for the six months ended June 30, 2023, primarily due to unfavorable product mix, partially offset by higher revenue and a $0.4 million decrease in bonus expense.

Corporate

	Three Months Ended			Six Months Ended
(In thousands)	June 30, 2024	June 30, 2023	Change	June 30, 2024	June 30, 2023	Change
Operating loss	$(6,772)	$(7,417)	-8.7%	$(17,220)	$(13,109)	+31.4%
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Operating loss. Operating loss for Corporate for the three months ended June 30, 2024 was $6.8 million, a decrease of $0.6 million, or 8.7%, from $7.4 million for the three months ended June 30, 2023, primarily driven by a $1.3 million decrease in stock-based compensation expense, a $0.8 million decrease in other professional fees, a $0.4 million decline in severance and related expenses and a $0.2 million decrease in office costs, partially offset by $0.9 million of costs associated with the pending Merger, and a $1.3 million increase in bonus expense primarily due to a favorable bonus adjustment in the prior year that did not repeat.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Operating loss. Operating loss for Corporate for the six months ended June 30, 2024 was $17.2 million, an increase of $4.1 million, or 31.4%, from $13.1 million for the six months ended June 30, 2023, primarily driven by $4.5 million of costs associated with the pending Merger, a $2.0 million increase in bonus expense primarily due to a favorable bonus adjustment in the prior year that did not repeat and a $0.6 million increase in amortization of capitalized software implementation costs, partially offset by a $1.2 million decrease in stock-based compensation expense, a $0.9 million decrease in other professional fees, a $0.3 million decrease in severance and related expenses, and a $0.2 million decline in salaries.
Liquidity and Capital Resources
We have historically funded operations with cash flow from operations and, when needed, with borrowings, which are described below.
We believe our sources of liquidity and capital, and our Credit Facilities will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months.
The following table shows summary cash flow information for the six months ended June 30, 2024 and June 30, 2023 (in thousands):

	Six Months Ended
	June 30, 2024	June 30, 2023
Net cash (used in) provided by operating activities	$(7,848)	$4,940
Net cash used in investing activities	(2,086)	(2,728)
Net cash provided by (used in) by financing activities	3,882	(7,069)
Effect of exchange rate changes on cash and cash equivalents	327	295
Net change in cash and cash equivalents	$(5,725)	$(4,562)
Operating activities. Net cash used in operating activities was $7.8 million for the six months ended June 30, 2024 compared to cash provided by operating activities of $4.9 million for the six months ended June 30, 2023. The decrease was primarily attributable to unfavorable working capital changes during the six months ended June 30, 2024 and higher cash paid for income taxes, partially offset by higher cash generated from operating results. Cash paid for income taxes, net of income tax refunds was $5.0 million for the six months ended June 30, 2024 compared to $2.4 million for the six months ended June 30, 2023. Cash paid for interest was $20.9 million for each of the six months ended June 30, 2024 and 2023.
Investing activities. Net cash used in investing activities was $2.1 million for the six months ended June 30, 2024, which included capital expenditures of $2.3 million and proceeds from the sale of an equity method investment of $0.2 million. Net cash used in investing activities was $2.7 million for the six months ended June 30, 2023 and related to capital expenditures.

Financing activities. Net cash provided by financing activities was $3.9 million for the six months ended June 30, 2024 and reflects proceeds from the revolving credit facility of $19.0 million, repayments of the revolving credit facility of $12.0 million, repayments of long-term debt of $1.9 million, and payments of $1.2 million for employee tax withholdings related to net share settlements of stock-based awards. Net cash used in financing activities was $7.1 million for the six months ended June 30, 2023 and reflects repayments of the revolving credit facility of $4.0 million, repayments of long-term debt of $1.9 million, payments of $0.8 million for employee tax withholdings related to net share settlements of stock-based awards, and payments of debt issuance costs of $0.4 million related to the amendment of our credit facility.
Debt
As of June 30, 2024 and December 31, 2023, term loan borrowings were $356.6 million and $357.7 million, respectively, net of debt issuance costs of $6.2 million and $7.0 million, respectively. There were $71.0 million and $64.0 million of borrowings under the revolving credit facility as of June 30, 2024 and December 31, 2023, respectively. Additionally, as of June 30, 2024 and December 31, 2023, unamortized debt issuance costs related to the revolving credit facility were $1.3 million and $1.7 million, respectively, which are included in other assets in the condensed consolidated balance sheet. As of both June 30, 2024 and December 31, 2023, there were $3.3 million of outstanding letters of credit that reduced our availability under the revolving credit facility. See Note 7 to our consolidated financial statements in our 2023 Annual Report for further information and significant terms and conditions associated with the Term Loan Facility and Revolving Facility.
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
On April 24, 2023, we and certain of our subsidiaries entered into a second amendment (the “Second Amendment”) to the Amended and Restated Loan Agreement. The Second Amendment changed the maximum consolidated total leverage ratio covenant as follows: (i) the consolidated total leverage ratio temporarily increased by 0.25 turns for the first quarter of 2023, 0.5 turns on a quarterly basis through the fourth quarter of 2023, and 0.25 turns in the first quarter of 2024; and (ii) beginning in the second quarter of 2024, the consolidated total leverage ratio returned to a level not to exceed 5.5x. No other material changes were made in terms of our Amended and Restated Loan Agreement as a result of the Second Amendment.
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
Critical Accounting Policies and Recently Issued Accounting Pronouncements
There have been no changes to critical accounting policies and estimates from those disclosed in our audited consolidated financial statements for the year ended December 31, 2023. For information regarding our critical accounting policies and accounting pronouncements, see our unaudited condensed consolidated financial statements and the related notes to those statements included under Item 1 hereof and our 2023 Annual Report.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in market risk from those addressed in our 2023 Annual Report during the six months ended June 30, 2024. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, our 2023 Annual Report.
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
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The Company’s management and the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1.       Legal Proceedings.
There have been no material developments in our legal proceedings since we filed our 2023 Annual Report. Refer to “Part I. Item 3. Legal Proceedings” in our 2023 Annual Report for additional information regarding legal proceedings.
Item 1A.   Risk Factors.
We discuss in our filings with the SEC various risks that may materially affect our business. The materialization of any risks and uncertainties identified in forward-looking statements contained in this report together with those previously disclosed in our 2023 Annual Report and our other filings with the SEC or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Note Regarding Forward-looking Statements.” There have been no material changes in the risk factors previously disclosed in the section entitled “Item 1A-Risk Factors” of our 2023 Annual Report.
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.       Defaults Upon Senior Securities.
None.
Item 4.       Mine Safety Disclosures.
Not applicable.

Item 5.       Other Information.
None of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement during the quarter ended June 30, 2024.
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

Whole Earth Brands, Inc.

/s/ Rajnish Ohri
Date: August 1, 2024	Name:	Rajnish Ohri
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

/s/ Jeffrey Robinson
Date: August 1, 2024	Name:	Jeffrey Robinson
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

/s/ Bernardo Fiaux
Date: August 1, 2024	Name:	Bernardo Fiaux
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)